Form 10-K
period 1996-12-31
MILLBURN CURRENCY FUND II LP
filed 1997-04-03
CIK 873781

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

             [X]  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended:  December 31, 1996
                                     or
             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number:  0-19436
                      THE MILLBURN CURRENCY FUND II, L.P.
            (Exact name of registrant as specified in its charter)

       Delaware                                            22-3117668
------------------------                          -----------------------------
(State or other juris-                            (I.R.S. Employer incorpor-
diction of organization)                           ation or Identification No.)

                     c/o MILLBURN RIDGEFIELD CORPORATION
                              600 Steamboat Road
                        Greenwich, Connecticut  06830
                   (Address of principal executive offices)

Registrant's telephone number,
           including area code:   (203) 625-7554

Securities registered pursuant    None
   to Section 12(b) of the Act:

Securities registered pursuant    Limited Partnership Units
   to Section 12(g) of the Act:       (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X                 No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates: the registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

                     Documents Incoporated by Reference
                                   None.

                                  PART I

Item 1.   Business

          (a)  General development of business

          The Millburn Currency Fund II, L.P. (the "Partnership") is a limited partnership organized March 21, 1991 pursuant to a Limited Partnership Agree-ment (the "Limited Partnership Agreement"), under the Delaware Revised Uniform Limited Partnership Act. The Partnership was funded through an offering of Limited Partnership Units (the "Units") and commenced operations on August 5, 1991. The offering to the public of 200,000 Units began on April 5, 1991 and was completed on August 5, 1991. The offering was registered under the Securities Act of 1933, as amended. The Chicago Corporation acted as selling agent on a best efforts basis. A total of 132,478 Units was sold to the public during the initial public offering.

          The Partnership is the sole limited partner of a separate limited partnership (the "Trading Company") formed under the Delaware Revised Uniform Limited Partnership Act. Approximately 50% of the proceeds from the offering of Units were invested in the Trading Company at the commencement of opera-tions. The balance of the proceeds were invested in zero coupon United States Treasury Notes ("STRIPS") which matured on November 15, 1996. The Trading Company engages in the speculative trading of primarily currency futures, forward contracts and related options. The Trading Company was formed to isolate the Partnership's STRIPS from the risk of trading loss. The Trading Company initially began speculative trading as if 100% of the Partnership's assets (the "Allocated Assets") were invested in the Trading Company. As of December 31,1996, all of the Partnership's assets are Allocated Assets.

          Millburn Ridgefield Corporation (the "General Partner"), a Delaware corporation, is the general partner of the Partnership and the Trading Company and performs various administrative services for the Partnership. The General Partner acts as the commodity trading advisor for the Trading Company. The General Partner invested a total of $202,000 in the Partnership and the Trading Company at the outset of trading; after reflecting net income of $18,473 in 1991, $54,287 in 1992, ($13,931) in 1993, ($16,633) in 1994, $55,743 in 1995
and $56,599 in 1996, this investment totaled $356,538 as of December 31, 1996.

          Pursuant to a Customer Agreement, Morgan Stanley & Co. Incorporated (the "Currency Dealer") acts as the primary currency dealer for the Trading Company. The Trading Company also executes currency trades with other currency dealers when their prices are advantageous to the Partnership. The Trading Company pays the Currency Dealer and other currency dealers "bid asked" spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The General Partner monitors the Trading Company's trades to ensure that the prices it receives are competitive.

          (b)  Financial information about industry segments

          The Partnership's business constitutes only one segment, speculative trading of currency futures, forward contracts and related options. The Partnership does not engage in sales of goods and services.

          (c)  Narrative description of business

          The Partnership engages in the speculative trading of currency futures, forward contracts and related options through its limited partnership interest in the Trading Company. The Trading Company's sole trading advisor is the General Partner. The General Partner trades the Trading Company's assets almost exclusively in currency forward contracts, primarily in the interbank market. Pursuant to the Limited Partnership Agreement the General Partner receives a flat-rate monthly brokerage fee equal to 0.833% of the Allocated Assets (a 10% annual rate). The General Partner also receives a profit share equal to 15% of any new trading profit as defined, determined as of the end of each calendar quarter. The quarterly profit share is calculated after deducting interest income and brokerage fees. The Trading Company enters into trades based on the level of Allocated Assets. If the Trading Company were to suffer significant trading losses it might be required to deleverage its positions. If conditions warrant, the General Partner could increase the amount of leverage. The level of Allocated Assets as of December 31, 1996 approximates the net assets of the Partnership.

          At the commencement of the Partnership's operations, the General Partner invested that portion of the Partnership's assets not invested in the Trading Company in STRIPS in order to assure limited partners the return of 75% of their initial capital contributions to the Partnership at the end of approximately 5 years from the commencement of operations (the "Initial Time Horizon"). From time to time the General Partner may cause the Trading Company to distribute a portion of its trading profit to the Partnership as a means to protect such profits from subsequent trading losses. As of December 31, 1996 the Trading Company had made no such distributions. At the end of the Initial Time Horizon, November 15, 1996, when the STRIPS matured the General Partner gave limited partners the opportunity to redeem their Units at net asset value. The Partnership continues to trade in currency futures, forward contracts and related options.

          The Trading Company's assets are either invested in a money market account or deposited with the Currency Dealer in United States Treasury bills. As a result, the Trading Company, for the benefit of the Partnership, earns a yield on approximately 95% of its available assets.

Regulation

          Under the Commodity Exchange Act, as amended (the "CEA"), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). National Futures Association ("NFA"), a "registered futures association" under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of "commodity trading advisors", "commodity pool operators", "futures commission merchants", "introducing brokers" and their respective associated persons and "floor brokers." The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as the Currency Dealer and the General Partner, to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner's registration be suspended, termination of the Partnership might result.

          As members of NFA, the General Partner and the Currency Dealer are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self-regulatory body of the futures industry, NFA promulgates rules governing the conduct of futures industry professionals and disciplines those professionals which do not comply with such standards.

          In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic commodity exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. The Trading Company however, primarily trades currency forward contracts which are not subject to regulation by any United States Government agency.

          (i)   through (xii) - not applicable.

          (xiii)   the Partnership and the Trading Company have no employees.

          (d) Financial information about foreign and domestic operations and export sales

          The Partnership does not engage in material operations in foreign countries (although it does trade in foreign currency forward contracts), nor is a material portion of its revenues derived from foreign customers.


Item 2.   Properties

          The Partnership and the Trading Company do not own or use any physical properties in the conduct of their business. The General Partner or an affiliate perform all administrative services for the Partnership and the Trading Company from their offices.

Item 3.   Legal Proceedings

          The General Partner is not aware of any pending legal proceedings to which either the Partnership or the Trading Company is a party or to which any of their assets are subject. In addition there are no pending material legal proceedings involving the General Partner.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                  PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

          (a)  Market Information.

          There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon 10 days' written notice at their net asset value as of the last day of any calendar quarter. In the event that all Units for which redemption is requested cannot be redeemed as of any redemption date, Units will be redeemed in the order that requests for redemption have been received by the General Partner. Redemptions made during the first, second and third calendar quarters of the Partnership's operations were subject to redemption charges of 4%, 3% and 2%, respectively, payable to the General Partner.

          (b)  Holders.

          As of December 31, 1996, there were 262 holders of Units.

          (c)  Dividends.

          No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

Item 6.   Selected Financial Data

          The following is a summary of operations and total assets of the Partnership and the Trading Company on a consolidated basis for fiscal years, 1995, 1994, 1993, 1992 and the period from the commencement of operations on August 5, 1991 to December 31, 1991.

                                              For the      For the      For the       For the       For the
                                              Year Ended   Year Ended   Year Ended    Year Ended    Year Ended
                                              12/31/96     12/31/95     12/31/94      12/31/93      12/31/92
Revenue:
   Net realized and unrealized trading gain
    (loss), net of brokerage commissions of
    $498,741, $678,093, $772,866, $1,217,730
    and $1,330,581 in 1996, 1995, 1994, 1993
    and 1992, respectively                    $   112,269  $   241,232  $(1,372,856)  $(2,642,184)  $ 1,141,325
   Unrealized appreciation
    (depreciation) on STRIPS                     (134,525)     126,813     (649,559)       66,594         1,795
   Accrued interest on STRIPS                     246,964      479,358      544,878       587,251
   Net realized gains on STRIPS transactions       20,090       15,885       26,520        88,513            --
   Other interest income                          119,825       30,845       16,191       173,495       239,016
                                              -----------------------------------------------------------------
      Total income (loss)                         364,623      894,113   (1,434,826)   (1,726,331)    1,938,153
                                              -----------------------------------------------------------------

Expenses:
   Profit share                                        --           --           --            --       281,561
   Organizational and offering costs                   --           --           --            --            --
   Administrative expenses                         53,676       66,242       87,886       104,735       105,106
                                              -----------------------------------------------------------------
      Total expenses                               53,676       66,242       87,886       104,735       386,667
                                              -----------------------------------------------------------------
   Net income (loss)                          $   310,947  $   827,891  $(1,522,712)  $(1,831,066)  $ 1,551,486
                                              =================================================================

Total assets                                  $ 2,524,307  $ 6,516,573  $ 7,320,125   $11,129,341   $14,916,261
Total limited partners' capital               $ 1,886,615  $ 5,759,049  $ 6,414,677   $ 9,397,260   $14,354,240
Net asset value per Unit                      $    102.77  $     95.30  $     85.48   $    102.47   $    116.68
Redemption value per Unit*                    $    102.77  $     93.74  $     85.39   $     96.19   $    111.95
Increase (decrease) in
 net asset value per Unit                     $      7.47  $      9.82  $    (16.99)  $    (14.21)  $     11.93
Increase (decrease) in
 redemption value per Unit                    $      7.47  $      8.35  $    (10.80)  $    (15.76)  $     11.25

*  The Partnership's STRIPS were valued at the lower of cost plus accrued interest or market value for the purpose of calculating redemption value.  The redemption value of a Unit was lower than its net asset value in prior years because the market value of the STRIPS was higher than cost plus accrued interest as of
   December 31, 1995, 1994, 1993 and 1992 due to fluctuations in market interest rates.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

          Capital Resources

          The Partnership does not intend to raise any additional capital through borrowing and, because it is a closed-end fund, it cannot sell any more Units unless it undertakes a new public offering, which would require another registration with the Securities and Exchange Commission. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented, directly or indirectly through its investment in the Trading Company, by cash equivalents or deposits in money market funds, United States Treasury securities, and investments in futures, forward contracts and related options.

          The Partnership trades futures, options and forward contracts on currencies. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

          The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing
so.  These procedures primarily focus on   (1) limiting trading to markets
which the General Partner believes are sufficiently liquid in respect of the amount of trading contemplated; (2) diversifying positions among various currencies; (3) limiting the assets committed as margin, generally within a range of 10% to 30% of an account's net assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for addi-tional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits. The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

          Liquidity

          Prior to November 15, 1996, when the Partnership's STRIPS matured most if not all of the Partnership's assets, other that its interest in the Trading Company, were held in the form of STRIPS. STRIPS are zero-coupon Treasury bonds for which a liquid secondary market exists. The market value of STRIPS is, however, sensitive to changes in market interest rates and an increase in interest rates would result in a decrease in the value of the Partnership's STRIPS. Subsequent to November 15, 1996, most if not all of the Partnership's assets are invested in the Trading Company.

          The Trading Company's assets are either deposited in cash or United States Treasury bills with the Currency Dealer or are invested by the General Partner in United States Treasury bills or "customer segregated funds accounts." To the extent deposited as margin with the Currency Dealer the Trading Company's assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions.

          Most, if not all of the Trading Company's positions are in currency forward contracts. Forward contracts are not traded on a commodity exchange. The Trading Company could be prevented from promptly liquidating unfavorable positions, thereby subjecting the Trading Company to substantial losses which could exceed the margin initially committed to such trades. In addition, the Trading Company may not be able to execute forward contract trades at favorable prices if little trading in the contracts it holds is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's currency trading operations, the Partnership's assets are highly liquid and are expected to remain so. Generally, forward contracts can be offset at the discretion of the General Partner. However, if the market is not liquid, it could prevent the timely closeout of an unfavorable position until the delivery date, regardless of the changes in their value or the General Partner's investment strategies.

          Results of Operations

          Operating results show a profit for the fiscal years ended December 31, 1996 and 1995, a loss for the fiscal years ended December 31, 1994 and December 31, 1993 and a profit for the fiscal year ended December 31, 1992 and the initial fiscal year commencing on August 5, 1991 and ended December 31, 1991.

          Total Partnership capital as of December 31, 1996, 1995, December
31, 1994, December 31, 1993, December 31, 1992 and December 31, 1991 equalled $2,243,153, $6,058,988, $6,658,873, $9,658,089, $14,629,000 and $14,070,474,
respectively. The net asset value per Unit as of December 31, 1996 was $102.77, an increase in value for 1996 of 7.8%, as of December 31, 1995 was $95.30, an increase in value for the fiscal year of 1995 of 11.5%, December 31, 1994 was $85.48, a decrease in value for fiscal year 1994 of 16.6%, as of December 31, 1993 was $102.47, a decrease in value for fiscal year 1993 of 12.2%, as of December 31, 1992 was $116.68, an increase in value for fiscal year 1992 of 11.4%, and as of December 31, 1991 was $104.75, an increase in value for the initial five months of operation of 8.0%. The increase (decrease) in value is calculated based on a beginning net asset value of $97.00 per Unit, the amount of initial proceeds paid to the Partnership per Unit less a $3.00 charge for organizational and offering costs.

          A substantial portion of the Partnership's profits in fiscal year 1996 was due to accrued or earned interest of $246,964 on its STRIPS as well as accrued or earned interest of $119,825 on its other assets. The Trading Company's currency trading during 1996 also showed a profit as gross trading gains of $611,010 exceeded brokerage fees of $498,741 for a net trading gain of $112,269. The Partnership showed a net gain of $20,090 on transactions in the STRIPS and a loss of $134,525 due to depreciation in the value of the STRIPS. A substantial portion of the Partnership's profits in fiscal year
1995 was due to accrued or earned interest income of $479,358 on its STRIPS. The Trading Company's currency trading in fiscal year 1995 also showed a profit as gross trading gains of $919,325 exceeded brokerage fees of $678,093 for a net trading gain of $241,232. Gain due to appreciation in value of the Partnership's STRIPS equalled $126,813, while the Partnership showed a net gain on transactions in the STRIPS of $15,885. The Partnership also accrued or earned $30,845 in interest income on its other assets. A large majority of the Partnership's losses in fiscal year 1994 resulted from the Trading Company's currency trading. Such trading showed gross trading losses of $599,990, less brokerage fees of $772,866 for a net trading loss of $1,372,856. Such trading losses were offset in part by interest income of $544,878 on the Partnership's STRIPS and $16,191 on its other assets. Loss due to depreciation in value of the Partnership's STRIPS equalled $649,559, while the Partnership showed a net gain on transactions in the STRIPS of $26,520. The Partnership's losses in fiscal year 1993 also resulted from the Trading Company's currency trading. Such trading showed gross trading losses of $1,424,454, less brokerage fees of $1,217,730 for a net trading loss of $2,642,184. Such trading losses were offset in part by interest income of $587,251 on the Partnership's STRIPS and $173,495 on its other assets. Gain due to appreciation in value of the Partnership's STRIPS equalled $66,594, while the Partnership showed a net gain on transactions in the STRIPS of $88,513. A large majority of the Partnership's profits in fiscal year 1992 resulted from the Trading Company's currency trading. Such trading showed a profit as gross trading gains of $2,471,906 exceeded brokerage fees of $1,330,581 for a net trading gain of $1,141,325. The Partnership also accrued or earned interest income of $556,017 on its STRIPS and $239,016 on its other assets. Gain due to appreciation in value of the Partnership's STRIPS was negligible. A substantial portion of the Partnership's profit during the initial fiscal year was due to the appreciation in value of the Partnership's STRIPS. The increase in value resulted from a decrease in market interest rates. The Trading Company's currency trading in fiscal 1991 also showed a profit as gross trading gains of $665,529 exceeded brokerage fees of $487,562 for a net trading gain of $177,967.

          During fiscal year 1996, the Trading Company traded profitably. As the year commenced, long dollar positions versus the Japanese yen and European currencies were quite profitable. In February, the Fund had its worst decline for the year when 20 of the 21 currency positions in the portfolio sustained losses. This poor performance in such a wide array of markets and trading strategies at the same time is highly unusual. In March, short German mark positions versus a number of other European currencies produced losses. In April, European exchange rates weakened broadly, and long dollar and yen positions versus a variety of European currencies were profitable. As the dollar vacillated without a trend, currency trading losses in May were countered by similar gains in June. During the summer, the dollar declined broadly at first, before snapping back in September. This whipsaw action generated cumulative currency losses during the third quarter of 1996. As the

U.S. currency advance gained strength during the final three months of 1996, long dollar positions versus yen and European currencies, acquired via options as well as futures, proved very profitable. At the same time, a long British pound position against the U.S. currency produced gains.

          During fiscal year 1995, the Trading Company traded profitably. A dollar decline early in 1995, and a subsequent dollar rally in late summer resulted in trading profits. Trading in the yen/U.S. dollar exchange rate produced the largest gains, and profits were also made trading the dollar against a number of European currencies, especially the German mark. Cross rate trading was positive in 1995. The mark/lire, mark/yen and yen/Canadian dollar currency prices contributed to gains in this area. Trading in the British pound, Spanish peseta and ECU produced negative results. During 1995's second and fourth quarters, losses were sustained as trend reversals were followed by volatile patterns lacking direction.

          During fiscal 1994, the Trading Company experienced erratic periods of profitability and unprofitability due primarily to volatility of the currency markets. Losses in the first two months of the year on the reversal of the U.S. Dollar downtrend followed by continuing U.S. Dollar weakness was partially offset by small gains in cross-rate trading and gains in the third month on the continuing U.S. Dollar downtrend. Another rally of the U.S. Dollar and a subsequent reversal in the beginning of the second quarter resulted in losses, while cross-rate trading was flat during such period. The continuing decline of the U.S. Dollar and profitable cross-rate trading resulted in gains at the end of the second quarter. Reversals of the U.S. Dollar downtrend led to losses in the beginning of the third quarter, while losses in cross-rate trading contributed to unprofitability during this period. The Trading Company profited on the weakness of the U.S. Dollar at the end of the third quarter and the beginning of the fourth quarter, but these gains were lost at year-end as the U.S. Dollar rallied and then continued its decline. Cross-rate trading was flat or moderately unprofitable in the fourth quarter.

          During fiscal 1993, the Trading Company experienced erratic periods of profitability and unprofitability due to the excessive volatility of the currency markets. The first four months showed alternating losses and gains on the weakness of the U.S. Dollar and the strength of the Japanese Yen. The Trading Company suffered substantial losses due to the reversal of the U.S. Dollar downtrend against a number of European currencies and the reversal of the subsequent U.S. Dollar uptrend verses the European currencies. Losses were also suffered as a result of a reversal of the Japanese Yen downtrend against the U.S. Dollar. Profits on non-dollar cross rate trades and long Deutschemark and Swiss Franc positions did not fully offset these losses. Narrow profitability and unprofitability in both trading and non-dollar cross rate trading closed out the year.

          During fiscal 1992 the Trading Company suffered trading losses in the first four months of the year. The losses resulted primarily from the unexpected strength of the U.S. Dollar versus several European currencies and the Japanese Yen and the lack of clear trends in most cross currency positions. The expected weakening of the U.S. Dollar occurred during June-August of 1992 resulting in substantial profits for the Trading Company. The Trading Company's cross-rate currency positions were also generally profitable during this period, but not to the extent of its U.S. Dollar positions. During the remainder of the year the U.S. Dollar reversed its direction several times as the currency markets attempted to gauge the effects of the U.S. presidential election. In addition, runs were made by large currency traders on several European currencies perceived to be weakening as a result of the continuing European recession. The Trading Company lost a portion of its trading profits from the summer months during the later part of 1992.

          During fiscal 1991 the Trading Company suffered substantial trading losses in its initial month of operation due to market shocks which followed the coup attempt in the Soviet Union. Significant price volatility in positions in the U.S. dollar versus European currencies resulted in the bulk of trading losses. Small losses in the next several months, due primarily to losses in positions in the U.S. dollar versus European currencies and cross-rate positions in European currencies, were more than offset by profitable trading in the final two months of the year. Trading gains in these two months were realized in a wide array of currencies, with the most profitable being positions in the U.S. dollar versus European currencies and in cross-rate positions involving the Deutschemark.

          Inflation is not a significant factor in the Partnership's profitability.

Item 8.   Financial Statements and Supplementary Data

          Financial statements required by this item are included at pages F-1 to F-8 of this report.

          The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          There were no changes in or disagreements with accountants on accounting and financial disclosure.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

          (a,b)  Identification of Directors and Executive Officers

          Millburn Ridgefield Corporation, the General Partner, is a Delaware corporation organized in May 1982 to manage discretionary accounts in futures and forward markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

          The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 1996 are as follows:

          Harvey Beker, age 43.   Mr. Beker is President, Co-Chief Executive
Officer and a Director of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

          George E. Crapple, age 52.   Mr. Crapple is Co-Chief Executive
Officer, Vice-Chairman and a Director of Millburn Ridgefield, Vice-Chairman and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a member of the Board of Directors and a former Chairman of the Eastern Regional Business Conduct Committee and a former member of the Nominating Committee of the NFA, a member of the Board of Directors and Executive Committee of the Managed Futures Association, a member of the Financial Products Advisory Committee of the CFTC and a former member of the Board of Directors of the Futures Industry Association.

          Mark B. Fitzsimmons, age 49.   Mr. Fitzsimmons is a Senior
Vice-President of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined Millburn Ridgefield in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

          Barry Goodman, age 39.   Mr. Goodman is Senior Vice-President,
Director of Trading and Co-Director of Research of Millburn Ridgefield and
The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined Millburn Ridgefield in 1982 as Assistant Director of Trading.

          Dennis B. Newton, age 45. Mr. Newton is a Senior Vice-President of Millburn Ridgefield. His primary responsibilities are in administration and marketing. Prior to joining Millburn Ridgefield in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

          Grant N. Smith, age 45.   Mr. Smith is Senior Vice-President and
Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined Millburn Ridgefield in 1975.

          Malcolm H. Wiener, age 61.   Mr. Wiener is the founder and non-
executive Chairman of Millburn Ridgefield, The Millburn Corporation and ShareInVest Research L.P., serves as an adviser to these entities and is a major investor in funds managed by Millburn Ridgefield and ShareInVest Research L.P. He does not, however, have investment or operational authority or responsibility for any of these entities or supervisory authority over their officers or employees. Mr. Wiener is also a Director of Millburn Ridgefield and The Millburn Corporation. Mr. Wiener graduated magna cum laude from Harvard College in 1957, where his field of concentration was Economics and he was elected to Phi Beta Kappa. From 1957 to 1960 he served as an officer in the United States Navy. Mr. Wiener graduated from the Harvard Law School in 1963 and practiced law in New York City specializing in corporate law and financial transactions until 1973. Mr. Wiener began research on and the trading of futures contracts pursuant to systematic trading methods and money management principles in 1971 and the management on a full time basis of private funds in this area in 1973. He is the author of numerous papers on the history of trade and is a member of the Council on Foreign Relations. He serves on the boards or visiting committees of various non-profit institutions including the Kennedy School of Government and the Wiener Center for Social Policy at Harvard University, the Harvard Art Museums, the Metropolitan Museum in New York, the Museum of Fine Arts in

Boston, the American School of Classical Studies in Athens and the Council on Economic Priorities in New York.

          The Partnership and the Trading Company have no directors or executive officers. The Partnership and the Trading Company are controlled and managed by the General Partner. There are no "significant employees" of the Partnership.

Item 11.  Executive Compensation

          The Partnership and the Trading Company have no directors or officers. None of the directors or officers of the General Partner receive "other compensation" from the Partnership or the Trading Company. The General Partner makes all trading decisions on behalf of the Partnership and the Trading Company. The General Partner receives monthly brokerage commissions of 0.833% of the Allocated Assets and a quarterly profit share of 15% of any new trading profit.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (a)  Security ownership of certain beneficial owners

          The Partnership knows of no person, other than the General Partner, who owns beneficially more than 5% of the Units. All of the Partnership's general partnership interest is held by the General Partner.

          (b)  Security ownership of management

          Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner which has discretionary authority over the Trading Company's currency trading. The General Partner's general partnership interest was valued at $356,538 as of December 31, 1996, 15.89% of the Partnership's total equity, the equivalent of 3,469.281 Units.

          Harvey Beker, the Co-Chief Executive Officer of the General Partner, owns a single Unit in the Partnership. The value of his interest as of December 31, 1996 is $102.77.

          (c)  Changes in control

          None.

Item 13.  Certain Relationships and Related Transactions

          See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management." The Trading Company allocated to the General Partner $498,741, $678,093, $772,866, $1,217,730,
$1,330,581 and $487,562 in brokerage commissions and $0, $0, $0, $0, $281,561 and $25,071 in profit share for fiscal years 1996, 1995, 1994, 1993, 1992 and 1991, respectively. The General Partner's general partnership interest showed an allocation of, gain (loss) of $56,599, $55,743 $(16,633), $(13,931)
$54,287 and $18,473 in fiscal years 1996, 1995, 1994, 1993, 1992 and 1991, respectively.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements

          The following financial statements are included herewith as exhibit 13.01.

                                                           Page
Report of Independent Accountants......................... F-1
Statements of Financial Condition at
 December 31, 1996 and 1995............................... F-2
Statements of Operations for the years ended
 December 31, 1996, 1995 and 1994......................... F-3
Statements of Changes in Partners' Capital for
 the years ended December 31, 1996, 1995 and 1994......... F-4
Notes to Financial Statements............................. F-5

          (a)(2)  Financial Statement Schedules

          All Schedules are omitted for the reason that they are not required, are not applicable, because equivalent information has been included in the financial statements or the notes thereto.

          (a)(3)  Exhibits as required by Item 601 of Regulation S-K

Designation     Description

   1.01 ....... Form of Selling Agreement among the Partnership, the General
                 Partner, the Currency Dealer and The Chicago Corporation.
   3.01 ....... Form of Limited Partnership Agreement of the Partnership
                 (included as Exhibit A to the Prospectus).
   3.02 ....... Certificate of Limited Partnership of the Partnership.
  10.01 ....... Form of Subscription Agreement and Power of Attorney.

  10.02 ....... Form of Foreign Exchange Customer Agreement among the
                 Trading Company and the Currency Dealer.
  10.03 ....... Escrow Agreement among the Partnership, The Chicago
                 Corporation and Harris Trust and Savings Bank.
  10.04 ....... Form of Commodity Customer Services Agreement between the
                 General Partner and Phoenix Asset Management, Inc.

          The above exhibits are incorporated herein by reference from Amendment No. 3 to the Registration Statement (File No. 33-34485) filed on March 28, 1991 on Form S-1 under the Securities Act of 1933.

          The following exhibits are filed herewith.

  13.01 ....... 1996 Report of Independent Accountants
  27.01 ....... Financial Data Schedule

          (b)  Reports on Form 8-K

          No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 1995.

                                 SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of March, 1997.


                                 THE MILLBURN CURRENCY FUND II, L.P.

                                 By:  Millburn Ridgefield Corporation,
                                         General Partner

                                 By   /s/ Harvey Beker
                                              Harvey Beker
                                              President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Signature                    Title with General Partner        Date

                             Chairman and Director             March __, 1997
Malcolm H. Wiener

/s/ Harvey Beker             President, Co-Chief               March 27, 1997
        Harvey Beker         Executive Officer and Director
                             (Principal Financial and
                              Accounting Officer)

/s/ George E. Crapple        Vice-Chairman, Co-Chief           March 27, 1997
        George E. Crapple    Executive Officer and Director
                             (Principal Executive Officer)

(Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation        General Partner of
   March 27, 1997                         Registrant

By  /s/ Harvey Beker
            Harvey Beker
            President

                               Exhibit 13.01


Report of Independent Accountants

To the Partners of
The Millburn Currency Fund II, L.P.:

We have audited the accompanying statements of financial condition of THE MILLBURN CURRENCY FUND II, L.P. (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations and changes in partners' capital for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Millburn Currency Fund II, L.P. as of December 31, 1996 and 1995, and the results of its operations for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



                               COOPERS & LYBRAND L.L.P.


New York, New York
February 7, 1997

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)
Statements of Financial Condition

As of December 31, 1996 and 1995

                   ASSETS:                                 1996        1995
Equity in trading accounts:
   Investments in U.S. Treasury bills at value
    (amortized cost $1,260,941 at December 31, 1996
    and $245,819 at December 31, 1995) (Note 2)        $ 1,260,941 $   245,819
   U.S. Treasury Stripped Notes, principal amount
    $1,750,000 at December 31, 1995 due November 15,
    1996 at market value (amortized cost $1,639,026
    at December 31, 1995)                                       --   1,674,805
   Options owned, at market value (cost $41,534 at
   December 31, 1996 and $54,288 at December 31, 1995)      67,938      33,725
   Cash                                                     96,141       6,613
   Net unrealized appreciation on open contracts           121,334    (161,368)
                                                       -----------------------
                                                         1,546,354   1,799,594
U.S. Treasury Stripped Notes, principal amount
 $4,830,000 at December 31, 1995 due November 15,
 1996 at market value (amortized cost $4,523,715
 at December 31, 1995) (Note 2)                                 --   4,622,461

Money market fund                                          977,953      94,518
                                                       -----------------------
   Total assets                                        $ 2,524,307 $ 6,516,573
                                                       =======================

      LIABILITIES and PARTNERS' CAPITAL:

Accounts payable and accrued expenses                  $    72,493 $    41,128
Redemptions payable to limited partners, net (Note 7)      194,830     365,867
Accrued brokerage commissions (Note 3)                      13,831      50,590
                                                       -----------------------
Total liabilities                                          281,154     457,585
                                                       -----------------------
Partners' capital (Note 3, 7 and 8):
   General Partner                                         356,538     299,939
   Limited Partners, 18,358 and 60,433 Limited
    Partnership Units outstanding in 1996 and 1995,
    respectively                                         1,886,615   5,759,049
                                                       -----------------------
   Total partners' capital                               2,243,153   6,058,988
                                                       -----------------------
   Total liabilities and partners' capital             $ 2,524,307 $ 6,516,573
                                                       =======================

See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)
Statements of Operations

For the years ended December 31, 1996, 1995 and 1994

                                             1996         1995         1994
Income (loss) (Note 1):
   Net gains (losses) on trading
    of currency contracts:
      Realized gains (losses) on
       closed positions
         Futures and forwards           $   295,667  $   802,221  $   120,907
         Options                            (14,326)      46,060       36,948
                                        -------------------------------------
                                            281,341      848,281      157,855
                                        -------------------------------------
      Change in unrealized
       appreciation (depreciation)
         Futures and forwards               282,702       49,934     (689,428)
         Options                             46,967       21,110      (68,417)
                                        -------------------------------------
                                            329,669       71,044     (757,845)
                                        -------------------------------------
                                            611,010      919,325     (599,990)

      Less, Brokerage fees (Note 3)         498,741      678,093      772,866
                                        -------------------------------------
      Net realized and unrealized gains
      (losses) on trading of currency
      contracts and options                 112,269      241,232   (1,372,856)

Net realized gains on sale of U.S.
 Treasury Stripped Notes                     20,090       15,885       26,520
Change in unrealized appreciation
 (depreciation) on U.S. Treasury
 Stripped Notes                            (134,525)     126,813     (649,559)
Accrued interest income on U.S.
 Treasury Stripped Notes                    246,964      479,358      544,878
Other interest income                       119,825       30,845       16,191
                                        -------------------------------------
Total income (loss)                         364,623      894,133   (1,434,826)
Administrative expenses                      53,676       66,242       87,886
                                        -------------------------------------
Net income (loss)                       $   310,947  $   827,891  $(1,522,712)
                                        =====================================
Net income (loss) per Limited
Partnership Unit (Note 8)               $      7.47  $      9.82  $    (16.99)
                                        =====================================

See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)
Statements of Changes in Partners' Capital

For the years ended December 31, 1996, 1995 and 1994

                                           Limited      General
                                           Partners     Partner       Total
Partners' capital at December 31, 1993   $ 9,397,260  $   260,829  $ 9,658,089
   Net loss                               (1,506,079)     (16,633)  (1,522,712)
   Redemptions (16,660 Limited
    Partnership Units)                    (1,476,504)          --   (1,476,504)
                                         -------------------------------------
Partners' capital at December 31, 1994     6,414,677      244,196    6,658,873
   Net income                                772,148       55,743      827,891
   Redemptions (14,613 Limited
    Partnership Units)                    (1,427,776)          --   (1,427,776)
                                         -------------------------------------
Partners' capital at December 31, 1995     5,759,049      299,939    6,058,988
   Net income                                254,348       56,599      310,947
   Redemptions (42,075 Limited
    Partnership Units)                    (4,126,782)          --   (4,126,782)
                                         -------------------------------------
Partners' capital at December 31, 1996   $ 1,886,615  $   356,538  $ 2,243,153
                                         =====================================

See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)
Notes to Financial Statements

1.   Partnership Organization

     The Millburn Currency Fund II, L.P. (the "Partnership") is a limited partnership, which was organized on March 21, 1991 under the Delaware Revised Uniform Limited Partnership Act and which commenced trading operations on August 5, 1991.

     The Partnership is the sole limited partner of a separate limited partnership Millburn Currency Fund II Trading Company L.P. ("Trading Company") which engages in speculative trading principally of currency forward and futures contracts and related options. The instruments that are traded by the Partnership are volatile and involve a high degree of risk. The Partnership maintained certain positions (Reserve Assets) in Treasury Stripped Notes issued under the Treasury's STRIPS program, until they matured on November 15, 1996. As of December 31, 1996, all of the Partnerships' assets are invested in currency forward and futures contracts and related options.

     Millburn Ridgefield Corporation (the "General Partner") is the General Partner and trading advisor of the Partnership and the Trading Company. The General Partner and each limited partner share in the profits and losses of the Partnership, except for brokerage fees and profit-share allocation, on the basis of their proportionate interests of Partnership capital determined before brokerage fees and profit share (see Note 3), except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions. Brokerage fees and profit share are determined on the basis of the Allocated Assets and Net Trading Profit applicable to the limited partners' accounts and are allocated to such accounts.

     The Partnership will be liquidated as soon as practicable after August 1, 2011, or if the net assets of the Partnership decline to less than $250,000 or under other circumstances as defined in the Limited Partnership Agreement.

2.   Accounting Policies

     a.  Consolidation
         The accompanying financial statements include the accounts of the Partnership and the Trading Company on a consolidated basis.

     b.  Investments
         Open options, futures and forward contracts are valued at market value.

         Investments in U.S. Treasury Bills are valued at cost plus amortized discount which closely approximates fair value. Amortization of discounts is reflected as interest income.

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)
Notes to Financial Statements, Continued

         The original issue discount on the U.S. Treasury Stripped Notes was amortized over their lives using the interest method.

     c.  Income Taxes
         Income taxes have not been provided, as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

     d.  Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts.

3.   Limited Partnership Agreement

     The Limited Partnership Agreement provides that the General Partner shall control, conduct and manage the business of the Partnership, and may make all trading decisions for the Partnership.

     A brokerage fee equal to 0.833% of the Partnership's month-end Allocated Assets (as defined in the limited partnership) (a 10% annual rate) was payable to the General Partner. As of November 15, 1996, the brokerage fees were reduced to 0.666% of the Partnership's month end Allocated Assets (an 8% annual rate). Allocated Assets are determined before reduction for any redemptions, distributions, accrued brokerage fees, or profit share. The General Partner pays any commissions and fees due clearing and third-party brokers.

     The General Partner also receives a profit share equal to 15% of New Trading Profit, as defined, as of the end of each calendar quarter.

4.   Trading Activities

     All of the derivatives, owned by the Partnership, including options, futures and forwards, are held for trading purposes. The results of the Partnership's trading activity are shown in the statement of operations. The fair value of the derivative financial instruments at December 31, 1996 and 1995, respectively was $189,272 and $181,931, and the average fair value during the years then ended, calculated on a monthly basis, approximated $331,099 and $332,000.

     The Partnership conducts its trading activities with various brokers acting either as a broker or counterparty to various transactions. At December 31, 1996 and 1995, the cash and treasury bills included in the Partnership's equity trading accounts are held by such brokers in segregated accounts as required by U.S. Commodity Future Trading Commission regulations.

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)
Notes to Financial Statements, Continued

5.   Derivative Financial Instruments

     The Partnership is party to derivative financial instruments in the normal course of its business. These instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms on specified future dates. These instruments may be traded on an exchange or over-the-counter. Exchange traded instruments are standardized and include futures and certain options. Each of these instruments is subject to various risks similar to those related to the underlying instruments including market and credit risk.

     Market risk is the for potential changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract.
     Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures or options transactions, since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of over-the-counter transactions, the Partnership must rely solely on the credit of the individual counterparties. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition, not to the contract or notional amounts of the instruments.

6.   Open Derivative Instruments (Contracts) at December 31, 1996

                                        Notional or Contractual
                                         Amount of Commitments
                                        to Purchase      to Sell
     Currencies*                        $ 2,726,000    $ 8,156,000

     * Currencies include offsetting commitments to purchase and sell the same currency on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)
Notes to Financial Statements, Continued

     The notional or contractual amounts of these derivative instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. All of these instruments mature within 90 days of the balance sheet date.

                            Notional or Contractual
                             Amount of Commitments     Unrealized Gain (Loss)
                            to Purchase     to Sell       Gross        Net
     Exchange traded        $    68,000  $        --  $    26,954  $    26,404
     Non-exchange traded      2,658,000    8,156,000      162,557      121,334
			    --------------------------------------------------
                            $ 2,726,000  $ 8,156,000  $   189,511  $   147,738
			    ==================================================

7.   Distributions and Redemptions

8.   Net Asset Value per Unit

     Changes in the net asset value per Unit during the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                   1996      1995      1994
Net realized and unrealized gains (losses)
 on trading of currency contracts and options    $   2.70  $   1.56  $ (15.64)
Net realized gains and unrealized appreciation
 (depreciation) on U.S. Treasury Stripped Notes     (2.75)     2.16     (6.70)
Interest income                                      8.81      7.01      6.33
Administrative expense                              (1.29)    (0.91)    (0.98)
						 ----------------------------
   Increase (decrease) for the year                  7.47      9.82    (16.99)
Net asset value, beginning of year                  95.30     85.48    102.47
						 ----------------------------
   Net asset value, end of year                  $ 102.77  $  95.30  $  85.48
						 ============================
Redemption value per Unit                        $ 102.77  $  93.74  $  85.39
						 ============================

                               Exhibit 27.01

                          FINANCIAL DATA SCHEDULE
                    THE MILLBURN CURRENCY FUND II, L.P.
                    JANUARY 1, 1996 - DECEMBER 31, 1996


     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM STATEMENTS OF FINANCIAL CONDITION, STATEMENTS OF OPERATIONS AND STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

     Item Description                                            Dollar Amount
     Cash and cash items.........................................    1,074,094
     Marketable securities.......................................    1,260,941
     Notes and accounts receivable-trade.........................            0
     Allowances for doubtful accounts............................            0
     Inventory...................................................            0
     Total current assets........................................    2,524,307
     Property, plant and equipment...............................            0
     Accumulated depreciation....................................            0
     Total assets................................................    2,524,307
     Total current liabilities...................................      281,154
     Bonds, mortgages and similar debt...........................            0
     Preferred stock -- mandatory redemption.....................            0
     Preferred stock -- no mandatory redemption..................            0
     Common stock................................................            0
     Other stockholders' equity..................................    2,243,153
     Total liabilities and stockholders' equity..................    2,524,307
     Net sales of tangible products..............................            0
     Total revenues..............................................      863,364
     Cost of tangible goods sold.................................            0
     Total costs and expenses applicable to sales and revenues...      498,741
     Other costs and expenses....................................       53,676
     Provision for doubtful accounts and notes...................            0
     Interest and amortization of debt discount..................            0
     Income before taxes and other items.........................      310,947
     Income tax expense..........................................            0
     Income/loss continuing operations...........................            0
     Discontinued operations.....................................            0
     Extraordinary items.........................................            0
     Cumulative effect - changes in accounting principles........            0
     Net income of loss..........................................      310,947
     Earnings per share - primary................................         7.47
     Earnings per share - fully diluted..........................         7.47






                                   FDS-1