Form 10-Q
period 1997-03-31
MILLBURN CURRENCY FUND II LP
filed 1997-05-19
CIK 873781

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended:  March 31, 1997
                             or
  [ ]   Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934


              Commission File Number:  0-19436
             THE MILLBURN CURRENCY FUND II, L.P.
   (Exact name of registrant as specified in its charter)

       Delaware                              22-3117668
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)        Identification No.)

            c/o MILLBURN RIDGEFIELD CORPORATION
                   411 West Putnam Avenue
               Greenwich, Connecticut  06830
          (Address of principal executive offices)

Registrant's telephone number, including area code: (203) 625-7554

Securities registered pursuant      None
to Section 12(b) of the Act:

Securities registered pursuant      Units of Beneficial Interest
to Section 12(g) of the Act:               (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]                                         No    [ ]

Aggregate market value of the voting stock held by non-affiliates: the registrant is a limited partnership and, accordingly has no voting stock held by non-affiliates or otherwise.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Financial Condition (UNAUDITED)

                                               31-Mar-97           31-Dec-96
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills - at value
 (amortized cost $2,520,931 at March 31, 1997)  2,520,931           1,260,941
Money market mutual funds                         244,748             977,953
Options owned, at market value (cost $0 at
 March 31, 1997)                                        0              67,938
Unrealized appreciation on open contracts         (81,651)            121,334
Cash                                               33,945              96,141
                                              ------------        ------------
Total Assets                                  $ 2,717,973         $ 2,524,307
                                              ============        ============


Liabilities & Partners' Capital:
   Accounts payable and accrued expenses           24,935              72,493
   Redemptions payable to limited
    partners, net                                 180,867             194,830
   Accrued brokerage commissions                   15,068              13,831
                                              ------------        ------------
Total Liabilities                                 220,870             281,154

Partners' Capital:
   General Partner                                432,883             356,538
   Limited Partners (16,879 Limited
    Partnership Units outstanding
    - at March 31, 1997)                        2,064,220           1,886,615
                                              ------------        ------------
Total Partners' Capital                         2,497,103           2,243,153

                                              ------------        ------------
Total Liabilities and Partners' Capital       $ 2,717,973         $ 2,524,307
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the three months ended March 31, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts          730,012         (157,573)
   Change in Unrealized Gain(Loss)                 (270,923)         319,865
   Realized Gain(Loss) on U.S. Government
    Treasury Stripped Notes                              -            11,050
   Change in Unrealized Gain(Loss) on U.S.
    Government Treasury Stripped Notes                   -           (16,768)
   Interest Income                                   27,675           28,971
                                                ------------     ------------
                                                $   486,764      $   185,545

Reserve Assets:
   Gain(Loss) on market value of U.S.
    Government Treasury Stripped Notes                   -           (36,225)
   Accrued Interest from U.S. Government
    Treasury Stripped Notes                              -            81,560
                                                ------------     ------------
                                                $        -       $    45,335

Expenses:
   Brokerage Commissions                             45,346          150,625
   Administrative                                     6,601           17,778
                                                ------------     ------------
                                                $    51,947      $   168,403

                                                ============     ============
Net Income(Loss)                                $   434,817      $    62,477

Net Income(Loss) allocated to General Partner   $    76,345      $    10,598
Net Income(Loss) allocated to Limited Partners  $   358,472      $    51,879

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     19.52      $      0.94

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Partners' Capital
For the three months ended March 31, 1997 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Equity at December 31, 1996
 (18,358 Units)                       1,886,615        356,538      2,243,153
Redemption of 1,479 Units              (180,867)            -        (180,867)
Net Gain(Loss) in Partnership
 Equity                                 358,472         76,345        434,817
                                    ------------   ------------   ------------
Partnership Equity at
 March 31, 1997                       2,064,220        432,883      2,497,103
 (16,879 Units)
                                    ============   ============   ============
Redemption Value per Unit
 at March 31, 1997                     122.29
                                    ============


Statements of Cash Flows
For the three months ended March 31, 1997 and 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                               434,817         62,477
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts    (1,012,316)       245,153
      (Decrease) Increase in Accrued Expenses     (43,706)        (9,460)
                                              ------------   ------------
Net Cash Flows from Operating Activities         (621,205)       298,170

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents           (174,195)      (365,867)
                                              ------------   ------------
Net Change in Cash                               (795,400)       (67,697)

Cash - Beginning of Year                        1,074,094        101,131
                                              ------------   ------------
Cash - End of Period                              278,694         33,434
                                              ============   ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P. NOTES TO FORM 10-Q

These interim consolidated financial statements do not include all the disclosures contained in the annual financial statements. These interim statements have been prepared by management without audit by Independent Public Accountants. The consolidated statements of financial condition has been derived from the audited financial statements as of December 31, 1996. The consolidated results of operation as displayed, should not be considered indicative of results to be expected for the entire year.

Management discussion and analysis of the consolidated financial statements for the three months ended March 31, 1997.

                          31-Mar-97      31-Dec-96
                        -------------  -------------
        Ending Equity   $   2,497,103  $   2,243,153

Note A:
Ending equity at March 31, 1997 is greater than ending equity at December 31, 1996 due to profits during the period.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 19th day of May, 1997.

   THE MILLBURN CURRENCY FUND II, L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                       May 19, 1997
          Tod A. Tanis
          Vice-President