Form 10-Q
period 1997-06-30
MILLBURN CURRENCY FUND II LP
filed 1997-09-18
CIK 873781

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended:  June 30, 1997
                             or
  [ ]   Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934


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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Jun-97           31-Dec-96
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills - at value
 (amortized cost $2,381,684 at June 30, 1997)   2,381,684           1,260,941
Money market mutual funds                          68,598             977,953
Options owned, at market value (cost $0 at
 June 30, 1997)                                         0              67,938
Unrealized appreciation on open contracts          13,736             121,334
Cash                                               34,197              96,141
                                              ------------        ------------
Total Assets                                  $ 2,498,215         $ 2,524,307
                                              ============        ============


Liabilities & Partners' Capital:
   Accounts payable and accrued expenses            5,292              72,493
   Redemptions payable to limited
    partners, net                                 110,122             194,830
   Accrued brokerage commissions                   13,699              13,831
                                              ------------        ------------
Total Liabilities                                 129,113             281,154

Partners' Capital:
   General Partner                                437,986             356,538
   Limited Partners (16,879 Limited
    Partnership Units outstanding
    - at June 30, 1997)                         1,931,116           1,886,615
                                              ------------        ------------
Total Partners' Capital                         2,369,102           2,243,153

                                              ------------        ------------
Total Liabilities and Partners' Capital       $ 2,498,215         $ 2,524,307
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the three months ended June 30, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts         (100,148)         276,598
   Change in Unrealized Gain(Loss)                   95,386          167,205
   Realized Gain(Loss) on U.S. Government
    Treasury Stripped Notes                              -             6,639
   Change in Unrealized Gain(Loss) on U.S.
    Government Treasury Stripped Notes                   -            (8,206)
   Interest Income                                   40,165           43,484
                                                ------------     ------------
                                                $    35,403      $   485,720

Reserve Assets:
   Gain(Loss) on market value of U.S.
    Government Treasury Stripped Notes                   -           (13,092)
   Accrued Interest from U.S. Government
    Treasury Stripped Notes                              -            42,575
                                                ------------     ------------
                                                $        -       $    29,483

Expenses:
   Brokerage Commissions                             41,206          140,563
   Administrative                                     6,188           19,874
                                                ------------     ------------
                                                $    47,394      $   160,437

                                                ============     ============
Net Income(Loss)                                $   (11,991)     $   354,766

Net Income(Loss) allocated to General Partner   $     5,103      $    27,524
Net Income(Loss) allocated to Limited Partners  $   (17,094)     $   327,242

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     (1.01)     $      5.99

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the six months ended June 30, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts          629,864          119,025
   Change in Unrealized Gain(Loss)                 (175,537)         487,070
   Realized Gain(Loss) on U.S. Government
    Treasury Stripped Notes                              -            17,689
   Change in Unrealized Gain(Loss) on U.S.
    Government Treasury Stripped Notes                   -           (24,974)
   Interest Income                                   67,840           72,455
                                                ------------     ------------
                                                $   522,167      $   671,265

Reserve Assets:
   Gain(Loss) on market value of U.S.
    Government Treasury Stripped Notes                   -           (49,317)
   Accrued Interest from U.S. Government
    Treasury Stripped Notes                              -           124,135
                                                ------------     ------------
                                                $        -       $    74,818

Expenses:
   Brokerage Commissions                             86,552          291,188
   Administrative                                    12,789           37,652
                                                ------------     ------------
                                                $    99,341      $   328,840

                                                ============     ============
Net Income(Loss)                                $   422,826      $   417,243

Net Income(Loss) allocated to General Partner   $    81,448      $    38,122
Net Income(Loss) allocated to Limited Partners  $   341,378      $   379,121

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     18.51      $      6.93

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Partners' Capital
For the six months ended June 30, 1997 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Equity at December 31,
 1996 (18,358 Units)                  1,886,615        356,538      2,243,153
Redemption of 2,435 Units              (296,877)            -        (296,877)
Net Gain(Loss) in Partnership
 Equity                                 341,378         81,448        422,826
                                    ------------   ------------   ------------
Partnership Equity at
 June 30, 1997                        1,931,116        437,986      2,369,102
 (15,923 Units)
                                    ============   ============   ============
Redemption Value per Unit
 at June 30, 1997                      121.28
                                    ============


Statements of Cash Flows
For the six months ended June 30, 1997 and 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                               422,826        417,243
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts    (1,043,844)       656,570
      (Decrease) Increase in Accrued Expenses     (65,964)       (17,388)
                                              ------------   ------------
Net Cash Flows from Operating Activities         (686,982)     1,056,425

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents           (284,317)      (733,594)
                                              ------------   ------------
Net Change in Cash                               (971,299)       322,831

Cash - Beginning of Year                        1,074,094        101,131
                                              ------------   ------------
Cash - End of Period                              102,795        423,962
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

Management discussion and analysis of the consolidated financial statements for the six months ended June 30, 1997.


                          30-Jun-97      31-Dec-96
                        -------------  -------------
        Ending Equity   $   2,369,102  $   2,243,153

Note A:
Ending equity at June 30, 1997 is greater than ending equity at December 31, 1996 due to profits during the period.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of August, 1997.

   THE MILLBURN CURRENCY FUND II, L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                       August 27, 1997
          Tod A. Tanis
          Vice-President