Form 10-Q
period 1997-09-30
MILLBURN CURRENCY FUND II LP
filed 1997-12-02
CIK 873781

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended:  September 30, 1997
                             or
  [ ]   Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934


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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Sep-97           31-Dec-96
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills - at value
 (amortized cost $2,381,984 at Sept. 30, 1997)  2,190,629           1,260,941
Money market mutual funds                         222,082             977,953
Options owned, at market value (cost $0 at
 September 30, 1997)                                    0              67,938
Unrealized appreciation on open contracts           3,327             121,334
Cash                                               44,419              96,141
                                              ------------        ------------
Total Assets                                  $ 2,460,457         $ 2,524,307
                                              ============        ============


Liabilities & Partners' Capital:
   Accounts payable and accrued expenses            8,975              72,493
   Redemptions payable to limited
    partners, net                                 163,272             194,830
   Accrued brokerage commissions                   13,289              13,831
                                              ------------        ------------
Total Liabilities                                 185,536             281,154

Partners' Capital:
   General Partner                                458,179             356,538
   Limited Partners (14,610 Limited
    Partnership Units outstanding
    - at September 30, 1997)                    1,816,742           1,886,615
                                              ------------        ------------
Total Partners' Capital                         2,274,921           2,243,153

                                              ------------        ------------
Total Liabilities and Partners' Capital       $ 2,460,457         $ 2,524,307
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the three months ended September 30, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts           92,503         (252,681)
   Change in Unrealized Gain(Loss)                  (10,408)         (39,659)
   Realized Gain(Loss) on U.S. Government
    Treasury Stripped Notes                              -             1,520
   Change in Unrealized Gain(Loss) on U.S.
    Government Treasury Stripped Notes                   -            (6,847)
   Interest Income                                   33,507           25,708
                                                ------------     ------------
                                                $   115,602      $  (271,959)

Reserve Assets:
   Gain(Loss) on market value of U.S.
    Government Treasury Stripped Notes                   -           (21,632)
   Accrued Interest from U.S. Government
    Treasury Stripped Notes                              -            73,238
                                                ------------     ------------
                                                $        -       $    51,606

Expenses:
   Brokerage Commissions                             40,308          126,059
   Administrative                                     6,203           19,499
                                                ------------     ------------
                                                $    46,511      $   145,558

                                                ============     ============
Net Income(Loss)                                $    69,091      $  (365,911)

Net Income(Loss) allocated to General Partner   $    20,193      $   (14,405)
Net Income(Loss) allocated to Limited Partners  $    48,898      $  (351,506)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $      3.07      $     (6.79)

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the nine months ended September 30, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts          722,367         (133,656)
   Change in Unrealized Gain(Loss)                 (185,945)         447,411
   Realized Gain(Loss) on U.S. Government
    Treasury Stripped Notes                              -            19,209
   Change in Unrealized Gain(Loss) on U.S.
    Government Treasury Stripped Notes                   -           (31,821)
   Interest Income                                  101,347           98,163
                                                ------------     ------------
                                                $   637,769      $   399,306

Reserve Assets:
   Gain(Loss) on market value of U.S.
    Government Treasury Stripped Notes                   -           (70,949)
   Accrued Interest from U.S. Government
    Treasury Stripped Notes                              -           197,373
                                                ------------     ------------
                                                $        -       $   126,424

Expenses:
   Brokerage Commissions                            126,860          417,247
   Administrative                                    18,992           57,151
                                                ------------     ------------
                                                $   145,852      $   474,398

                                                ============     ============
Net Income(Loss)                                $   491,917      $    51,332

Net Income(Loss) allocated to General Partner   $   101,641      $    23,717
Net Income(Loss) allocated to Limited Partners  $   390,276      $    27,615

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     21.58      $      0.14

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Partners' Capital
For the nine months ended September 30, 1997 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Equity at December 31,
 1996 (18,358 Units)                  1,886,615        356,538      2,243,153
Redemption of 3,748 Units              (460,149)            -        (460,149)
Net Gain(Loss) in Partnership
 Equity                                 390,276        101,641        491,917
                                    ------------   ------------   ------------
Partnership Equity at
 September 30, 1997                   1,816,742        458,179      2,274,921
 (14,610 Units)
                                    ============   ============   ============
Redemption Value per Unit
 at September 30, 1997                 124.35
                                    ============


Statements of Cash Flows
For the nine months ended September 30, 1997 and 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                               491,917         51,332
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts      (729,534)     1,012,623
      (Decrease) Increase in Accrued Expenses    (122,387)        42,369
                                              ------------   ------------
Net Cash Flows from Operating Activities         (360,004)     1,106,324

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents           (447,589)    (1,045,263)
                                              ------------   ------------
Net Change in Cash                               (807,593)        61,061

Cash - Beginning of Year                        1,074,094        101,131
                                              ------------   ------------
Cash - End of Period                              266,501        162,192
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

Management discussion and analysis of the consolidated financial statements for the nine months ended September 30, 1997.


                          30-Sep-97      31-Dec-96
                        -------------  -------------
        Ending Equity   $   2,274,921  $   2,243,153

Note A:
Ending equity at September 30, 1997 is greater than ending equity at December 31, 1996 due to profits during the period.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 2nd day of December, 1997.

   THE MILLBURN CURRENCY FUND II, L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                       December 2, 1997
          Tod A. Tanis
          Vice-President