Form 10-K405
period 1997-12-31
MILLBURN CURRENCY FUND II LP
filed 1998-03-31
CIK 873781

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-K


     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Fiscal Year Ended:  December 31, 1997
                             or
  [ ]   Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934


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

Yes    [X]                                         No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $1,640,139

            Documents Incorporated by Reference

                           None.

                     TABLE OF CONTENTS


                                                                        Page
                           PART I

Item 1.     Business ..................................................  1
Item 2.     Properties ................................................  3
Item 3.     Legal Proceedings .........................................  3
Item 4.     Submission of Matters to a Vote of Security Holders .......  3


                          PART II

Item 5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters ............................  4
Item 6.     Selected Financial Data ...................................  4
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations ....................  6
Item 7A.    Quantative and Qualitative Disclosures About
               Market Risk ............................................ 10
Item 8.     Financial Statements and Supplementary Data ............... 10
Item 9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure ................. 10


                          PART III

Item 10.     Directors and Executive Officers of the Registrant ....... 11
Item 11.     Executive Compensation ................................... 13
Item 12.     Security Ownership of Certain Beneficial Owners
                and Management ........................................ 13
Item 13.     Certain Relationships and Related Transactions ........... 14


                          PART IV

Item 14.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K ................................... 14

                           PART I

Item 1.   Business

     (a)  General development of business

     The Millburn Currency Fund II, L.P. (the "Partnership") is a limited partnership organized March 21, 1991 pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement"), under the Delaware Revised Uniform Limited Partnership Act. The Partnership was funded through an offering of Limited Partnership Units (the "Units") and commenced operations on August 5, 1991. The offering to the public of 200,000 Units began on April 5, 1991 and was completed on August 5, 1991. The offering was registered under the Securities Act of 1933, as amended. The Chicago Corporation acted as selling agent on a best efforts basis. A total of 132,478 Units was sold to the public during the initial public offering.

     The Partnership is the sole limited partner of a separate limited partnership (the "Trading Company") formed under the Delaware Revised Uniform Limited Partnership Act. Approximately 50% of the proceeds from the offering of Units were invested in the Trading Company at the commencement of operations. The balance of the proceeds were invested in zero coupon United States Treasury Notes ("STRIPS") which matured on November 15, 1996. The Trading Company engages in the speculative trading of primarily currency futures, forward contracts and related options. The Trading Company was formed to isolate the Partnership's STRIPS from the risk of trading loss. The Trading Company initially began speculative trading as if 100% of the Partnership's assets (the "Allocated Assets") were invested in the Trading Company. As of December 31,1997, all of the Partnership's assets are Allocated Assets.

     Millburn Ridgefield Corporation (the "General Partner"), a Delaware corporation, is the general partner of the Partnership and the Trading Company and performs various administrative services for the Partnership. The General Partner acts as the commodity trading advisor for the Trading Company. The General Partner invested a total of $202,000 in the Partnership and the Trading Company at the outset of trading; after reflecting net income of $18,473 in 1991, $54,287 in 1992, ($13,931) in 1993, ($16,633) in 1994,
$55,743 in 1995, $56,599 in 1996 and $101,863 in 1997, this investment totaled
$458,401 as of December 31, 1997.

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

     (c)  Narrative description of business

     The Partnership engages in the speculative trading of currency futures, forward contracts and related options through its limited partnership interest in the Trading Company. The Trading Company's sole trading advisor is the General Partner. The General Partner trades the Trading Company's assets almost exclusively in currency forward contracts, primarily in the interbank market. Pursuant to the Limited Partnership Agreement, prior to November 15, 1996, the General Partner received a flat-rate monthly brokerage fee equal to 0.833% of the Allocated Assets (a 10% annual rate). As of November 15, 1996 the brokerage fee was reduced to 0.666% of the Partnership's month-end Allocated Assets (an 8% annual rate). The General Partner also receives a profit share equal to 15% of any new trading profit as defined, determined as of the end of each calendar quarter. The quarterly profit share is calculated after deducting interest income and brokerage fees. The Trading Company enters into trades based on the level of Allocated Assets. The level of Allocated Assets as of December 31, 1997 approximates the net assets of the Partnership.

     At the commencement of the Partnership's operations, the General Partner invested that portion of the Partnership's assets not invested in the Trading Company in STRIPS in order to assure limited partners the return of 75% of their initial capital contributions to the Partnership at the end of approximately 5 years from the commencement of operations (the "Initial Time Horizon"). At the end of the Initial Time Horizon, November 15, 1996, when the STRIPS matured the General Partner gave limited partners the opportunity to redeem their Units at net asset value. The Partnership continues to trade in currency futures, forward contracts and related options. From time to time the General Partner may cause the Trading Company to distribute a portion of its trading profit to the Partnership as a means to protect such profits from subsequent trading losses. As of December 31, 1997 the Trading Company had made no such distributions.

     The Trading Company's assets are either invested in a money market account or deposited with the Currency Dealer in United States Treasury bills. As a result, the Trading Company, for the benefit of the Partnership, earns a yield on approximately 95% of its available assets.

     Regulation

     Under the Commodity Exchange Act, as amended (the "CEA"), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). National Futures Association ("NFA"), a "registered futures association" under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as the Currency Dealer and the General Partner, to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner's registration be suspended, termination of the Partnership might result.

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

     (b)  Holders.   As of December 31, 1997, there were 210 holders of Units.

     (c)  Dividends.   No distributions or dividends have been made on the
Units, and the General Partner has no present intention to make any.

     (d)  Recent Sales of Unregistered Securities;
           Use of Proceeds from Registered Securities.   Not applicable.

Item 6.   Selected Financial Data

     The following is a summary of operations and total assets of the Partnership and the Trading Company on a consolidated basis for fiscal years, 1997, 1996, 1995, 1994 and 1993.


                                 For the Year      For the Year      For the Year      For the Year      For the Year
                                Ended 12/31/97    Ended 12/31/96    Ended 12/31/95    Ended 12/31/94    Ended 12/31/93
                               ----------------  ----------------  ----------------  ----------------  ----------------
Revenue:
  Net realized and unrealized
   trading gain (loss), net
   of brokerage commissions
   of $162,296, $498,741,
   $678,093, $772,866,
   $1,217,730 and $1,330,581
   in 1997, 1996, 1995, 1994
   and 1993, respectively              350,548           112,269           241,232        (1,372,856)       (2,642,184)
  Unrealized appreciation
   (depreciation) on STRIPS                ---          (134,525)          126,813          (649,559)           66,594
  Accrued interest on STRIPS               ---           246,964           479,358           544,878           587,251
  Net realized gains on STRIPS
   transactions                            ---            20,090            15,885            26,520            88,513
  Other interest income                130,936           119,825            30,845            16,191           173,495
                               ----------------  ----------------  ----------------  ----------------  ----------------
  Total income (loss)           $      481,484    $      364,623    $      894,113    $   (1,434,826)   $   (1,726,331)
                               ----------------  ----------------  ----------------  ----------------  ----------------

Expenses:
  Profit share                             -0-               -0-               -0-               -0-               -0-
  Organizational and
   offering costs                          -0-               -0-               -0-               -0-               -0-
  Administrative expenses               24,572            53,676            66,242            87,886           104,735
                               ----------------  ----------------  ----------------  ----------------  ----------------
  Total expenses                $       24,572    $       53,676    $       66,242    $       87,886    $      104,735
                               ----------------  ----------------  ----------------  ----------------  ----------------
Net income (loss)               $      456,912    $      310,947    $      827,891    $   (1,522,712)   $   (1,831,066)
                               ================  ================  ================  ================  ================

Total assets                    $    2,263,838    $    2,524,307    $    6,516,573    $    7,320,125    $   11,129,341
Total limited partners' capital $    1,722,984    $    1,886,615    $    5,759,049    $    6,414,677    $    9,397,260

Net asset value per Unit        $       121.94    $       102.77    $        95.30    $        85.48    $       102.47
Redemption value per Unit*      $       121.94    $       102.77    $        93.74    $        85.39    $        96.19

Increase (decrease) in net
 asset value per Unit           $        19.17    $         7.47    $         9.82    $       (16.99)   $       (14.21)
Increase (decrease) in
 redemption value per Unit      $        19.17    $         7.47    $         8.35    $       (10.80)   $       (15.76)

*  The Partnership's STRIPS were valued at the lower of cost plus accrued interest or market value for the purpose of calculating redemption value.  The redemption value of a Unit was lower than its net asset value in prior years because the market value of the STRIPS was higher than cost plus accrued interest as of December 31, 1995, 1994 and
1993 due to fluctuations in market interest rates.

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

     The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing
so.  These procedures primarily focus on   (1) limiting trading to markets
which the General Partner believes are sufficiently liquid in respect of the amount of trading contemplated; (2) diversifying positions among various currencies; (3) limiting the assets committed as margin, generally within a range of 10% to 30% of an account's net assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits. The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions, such as the Currency Dealer, as brokers and counterparties.

     The Trading Company is generally required to deposit approximately 5% of the notional value of its forward contract positions with the Currency Dealer (or other currency dealers) as collateral. At any time, and from time to time, the Trading Company may have open positions with the Currency Dealer or Societe Generale AG with a total notional value of as much as five times the capitalization of the Partnership and collateral deposits of up to approximately 15% of the capital of the Partnership at either currency dealer.

     The Partnership's futures contracts are settled by offset in the futures markets and are cleared through the exchange clearinghouse function. Options on futures contracts are settled either by offset or by exercise. If an option on a future is exercised, the Partnership is assigned a position in the underlying futures contract which is then settled by offset. The Partnership's spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions with held with the same counterparty; net positions are then settled by entering into offsetting positions and by cash payments.

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

     Results of Operations

     Operating results show a profit for the fiscal years ended December 31, 1997, 1996 and 1995, and a loss for the fiscal years ended December 31, 1994 and December 31, 1993.

     Total Partnership capital as of December 31, 1997, 1996, 1995, 1994 and 1993, equaled $2,181,385, $2,243,153, $6,058,988, $6,658,873 and $9,658,089,
respectively. The net asset value per Unit as of December 31, 1997 was $121.94, an increase in value for 1997 of 18.7%, as of December 31, 1996 was $102.77, an increase in value for 1996 of 7.8%, as of December 31, 1995 was $95.30, an increase in value for the fiscal year of 1995 of 11.5%, as of December 31, 1994 was $85.48, a decrease in value for fiscal year 1994 of 16.6% and as of December 31, 1993 was $102.47, a decrease in value for fiscal
year 1993 of 12.2%.   The increase (decrease) in value is calculated based on
net asset value per Unit as of the previous December 31.

     A substantial majority of the Partnership's Profits in fiscal year 1997 was due to the Trading Company's currency trading as gross trading gains of $512,844 exceeded brokerage fees of $162,296 for a net trading gain of $350,548. The Partnership also accrued or earned interest of $130,936 during fiscal year 1997.

     A substantial portion of the Partnership's profits in fiscal year 1996 was due to accrued or earned interest of $246,964 on its STRIPS as well as accrued or earned interest of $119,825 on its other assets. The Trading Company's currency trading during 1996 also showed a profit as gross trading gains of $611,010 exceeded brokerage fees of $498,741 for a net trading gain of $112,269. The Partnership showed a net gain of $20,090 on transactions in the STRIPS and a loss of $134,525 due to depreciation in the value of the STRIPS. A substantial portion of the Partnership's profits in fiscal year 1995 was due to accrued or earned interest income of $479,358 on its STRIPS. The Trading Company's currency trading in fiscal year 1995 also showed a profit as gross trading gains of $919,325 exceeded brokerage fees of $678,093 for a net trading gain of $241,232. Gain due to appreciation in value of the Partnership's STRIPS equaled $126,813, while the Partnership showed a net gain on transactions in the STRIPS of $15,885. The Partnership also accrued or earned $30,845 in interest income on its other assets. A large majority of the Partnership's losses in fiscal year 1994 resulted from the Trading Company's currency trading. Such trading showed gross trading losses of $599,990, less brokerage fees of $772,866 for a net trading loss of $1,372,856. Such trading losses were offset in part by interest income of $544,878 on the Partnership's STRIPS and $16,191 on its other assets. Loss due to depreciation in value of the Partnership's STRIPS equalled $649,559, while the Partnership showed a net gain on transactions in the STRIPS of $26,520. The Partnership's losses in fiscal year 1993 also resulted from the Trading Company's currency trading. Such trading showed gross trading losses of $1,424,454, less brokerage fees of $1,217,730 for a net trading loss of $2,642,184. Such trading losses were offset in part by interest income of $587,251 on the Partnership's STRIPS and $173,495 on its other assets. Gain due to appreciation in value of the Partnership's STRIPS equalled $66,594, while the Partnership showed a net gain on transactions in the STRIPS of $88,513.

     During fiscal year 1997, the Trading Company was profitable. In January and February, long dollar positions were profitable. In mid-February, the Japanese yen had begun to strengthen and the Company took long yen positions versus the dollar and several European currencies. An abrupt reversal of this pattern produced losses in both dollar and cross rate trading during March. In April, currency trading was generally calm. May's trading resulted in losses on long dollar positions against Europe which overwhelmed profits from cross trading. During June, cross rate positions were again profitable, while dollar trading was slightly negative. In July, long dollar positions versus Europe were profitable. In August and September, a dollar decline eroded a portion of these earlier profits. Markets were somewhat volatile in October before the onset of a renewed dollar uptrend in November. The Company had losses in October followed by a recovery in November and December. The majority of the gains for the year were produced in dollar trading, but exotics and crosses were also profitable.

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

     Inflation is not a significant factor in the Partnership's profitability.

     The Year 2000 Computer Issue

     Many computer applications currently in use were designed and developed using two digits to identify the year. These programs were implemented without considering the impact of the change in the century. Consequently, these computer applications could fail or create erroneous results if not corrected.

     The General Partner is currently in the process of ensuring that its computer systems are Year 200 compliant and anticipates Year 200 compliance by early 1999. The cost of addressing the Year 2000 issue will be borne by the General Partner, not the Partnership, and is expected to have no material impact on the General Partner's ability to conduct its affairs or those of the Partnership. However, failure of exchanges, clearing organizations, banks, brokers, regulators or other third parties to resolve their own processing issues in a timely manner could result in a material financial risk.

Item 7A.  Quantitative and Qualitative Disclosures
           About Market Risk

     Not applicable.

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

     The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 1997 are as follows:

     Harvey Beker, age 44.   Mr. Beker is President, Co-Chief Executive
Officer and a Director of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

     George E. Crapple, age 53.   Mr. Crapple is Co-Chief Executive Officer,
Vice-Chairman and a Director of Millburn Ridgefield, Vice-Chairman and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta
Kappa. In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a member of the Board of Directors and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, Vice Chairman of the Board of Directors and member of the Executive Committee of the Managed Funds Association, a member of the Financial Products Advisory Committee of the CFTC and a former member of the Board of Directors and Nominating Committee of the Futures Industry Association.

     Mark B. Fitzsimmons, age 50.   Mr. Fitzsimmons is a Senior Vice-President
of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined Millburn Ridgefield in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

     Barry Goodman, age 40.   Mr. Goodman is Senior Vice-President, Director
of Trading and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems.
He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined Millburn Ridgefield in 1982 as Assistant Director of Trading.

     Dennis B. Newton, age 46. Mr. Newton is a Senior Vice-President of Millburn Ridgefield. His primary responsibilities are in administration and marketing. Prior to joining Millburn Ridgefield in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

     Grant N. Smith, age 46.   Mr. Smith is Senior Vice-President and
Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined Millburn Ridgefield in 1975.

     Malcolm H. Wiener, age 62.   Mr. Wiener is the founder and non-executive
Chairman of Millburn Ridgefield, The Millburn Corporation and ShareInVest Research L.P., serves as an adviser to these entities and is a major investor in funds managed by Millburn Ridgefield and ShareInVest Research L.P. He does not, however, have investment or operational authority or responsibility for any of these entities or supervisory authority over their officers or employees. Mr. Wiener is also a Director of Millburn Ridgefield and The Millburn Corporation. Mr. Wiener graduated magna cum laude from Harvard College in 1957, where his field of concentration was Economics and he was elected to Phi Beta Kappa. From 1957 to 1960 he served as an officer in the United States Navy. Mr. Wiener graduated from the Harvard Law School in 1963 and practiced law in New York City specializing in corporate law and financial transactions until 1973. Mr. Wiener began research on and the trading of futures contracts pursuant to systematic trading methods and money management principles in 1971 and the management on a full time basis of private funds in this area in 1973. He is the author of numerous papers on the history of trade and is a member of the Council on Foreign Relations. He serves on the boards or visiting committees of various non-profit institutions including the Kennedy School of Government and the Wiener Center for Social Policy at Harvard University, the Harvard Art Museums, the Metropolitan Museum in New York, the Museum of Fine Arts in Boston, the American School of Classical Studies in Athens and the Council on Economic Priorities in New York.

     The Partnership and the Trading Company have no directors or executive officers. The Partnership and the Trading Company are controlled and managed by the General Partner. There are no "significant employees" of the Partnership.

Item 11.  Executive Compensation

     The Partnership and the Trading Company have no directors or officers. None of the directors or officers of the General Partner receive "other compensation" from the Partnership or the Trading Company. The General Partner makes all trading decisions on behalf of the Partnership and the Trading Company. The General Partner receives monthly brokerage commissions of 0.666% of the Allocated Assets and a quarterly profit share of 15% of any new trading profit.

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management

     (a)  Security ownership of certain beneficial owners

     The Partnership knows of no person, other than the General Partner, who owns beneficially more than 5% of the Units. All of the Partnership's general partnership interest is held by the General Partner.

     (b)  Security ownership of management

     Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner which has discretionary authority over the Trading Company's currency trading. The General Partner's general partnership interest was valued at $458,401 as of December 31, 1997, 21.01% of the Partnership's total equity, the equivalent of 3,759.234 Units.

     Harvey Beker, the Co-Chief Executive Officer of the General Partner, owns a single Unit in the Partnership. The value of his interest as of December 31, 1997 is $121.94.

     (c)  Changes in control

     None.

Item 13.  Certain Relationships and Related Transactions

     See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management." The Trading Company allocated to the General Partner $162,296, $498,741, $678,093, $772,866 and $1,217,730
in brokerage commissions and $0, $0, $0, $0 and $0 in profit share for fiscal years 1997, 1996, 1995, 1994 and 1993, respectively. The General Partner's general partnership interest showed an allocation of, gain (loss) of $101,863, $56,599, $55,743, $(16,633) and $(13,931) in fiscal years 1997, 1996, 1995,
1994 and 1993, respectively.


                          PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K

     (a)(1)  Financial Statements

The following financial statements are included herewith as exhibit 13.01.

                                                              Page

     Report of Independent Accountants ...................... F-1
     Statements of Financial Condition as of
        December 31, 1997 and 1996 .......................... F-2
     Statements of Operations for the years ended
        December 31, 1997, 1996 and 1995 .................... F-3
     Statements of Changes in Partners' Capital for the
        years ended December 31, 1997, 1996 and 1995 ........ F-4
     Notes to Financial Statements .......................... F-5

     (a)(2)  Financial Statement Schedules

     All Schedules are omitted for the reason that they are not required, are not applicable, because equivalent information has been included in the financial statements or the notes thereto.

     (a)(3)  Exhibits as required by Item 601 of Regulation S-K

         Designation    Description

          1.01          Form of Selling Agreement among the Partnership,
                          the General Partner, the Currency Dealer and
                          The Chicago Corporation.

          3.01          Form of Limited Partnership Agreement of the
                          Partnership (included as Exhibit A to the
                          Prospectus).

          3.02          Certificate of Limited Partnership of the Partnership.

         10.01          Form of Subscription Agreement and Power of Attorney.

         10.02          Form of Foreign Exchange Customer Agreement among
                          the Trading Company and the Currency Dealer.

         10.03          Escrow Agreement among the Partnership, The Chicago
                          Corporation and Harris Trust and Savings Bank.

         10.04          Form of Commodity Customer Services Agreement
                          between the General Partner and Phoenix Asset Management, Inc.

     The above exhibits are incorporated herein by reference from Amendment No. 3 to the Registration Statement (File No. 33-34485) filed on March 28, 1991 on Form S-1 under the Securities Act of 1933.

     The following exhibits are filed herewith.

         13.01          1997 Report of Independent Accountants

         27.01          Financial Data Schedule


     (b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 1995.

                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of March, 1998.


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

                          Title with
Signature                 General Partner                  Date

_______________________   Chairman and Director            March __, 1998
     Malcolm H. Wiener

/s/ Harvey Beker          President, Co-Chief              March 27, 1998
     Harvey Beker         Executive Officer and Director
                          (Principal Financial and
                           Accounting Officer)

/s/ George E. Crapple     Vice-Chairman, Co-Chief          March 27, 1998
     George E. Crapple    Executive Officer and Director
                          (Principal Executive Officer)

     (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation            General Partner of
       March 27, 1998                          Registrant

By   /s/ Harvey Beker
       Harvey Beker
       President

                                Exhibit 13.01

Coopers & Lybrand L.L.P.
a professional services firm




REPORT of INDEPENDENT ACCOUNTANTS
To the Partners of
The Millburn Currency Fund II, L.P.:

We have audited the accompanying statements of financial condition of THE MILLBURN CURRENCY FUND II, L.P. (a Limited Partnership) as of
December 31, 1997 and 1996, and the related statements of operations and changes in partners' capital for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Millburn Currency
Fund II, L.P. as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




New York, New York
January 26, 1998

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)

Statements of Financial Condition
As of December 31, 1997 and 1996
                 ASSETS:                             1997             1996
                                                --------------   --------------
Equity in trading accounts:
  Investments in U.S. Treasury bills - at
   value (amortized cost $1,757,480 at
   December 31, 1997 and $1,260,941 at
   December 31,1996) (Note 2)                    $  1,757,480     $  1,260,941
  Options owned, at market value (cost $5,638
   at December 31, 1997 and $41,534 at
   December 31, 1996)                                   8,000           67,938
  Cash                                                 60,578           96,141
  Net unrealized appreciation on open contracts        19,299          121,334
                                                --------------   --------------
                                                    1,845,357        1,546,354
                                                --------------   --------------

Money market fund                                     418,481          977,953
                                                --------------   --------------
Total assets                                     $  2,263,838     $  2,524,307
                                                ==============   ==============

LIABILITIES and PARTNERS' CAPITAL:

Accounts payable and accrued expenses            $     11,983     $     72,493
Redemptions payable to limited partners,
 net (Note 7)                                          58,531          194,830
Accrued brokerage commissions (Note 3)                 11,939           13,831
                                                --------------   --------------
Total liabilities                                      82,453          281,154
                                                --------------   --------------

Partners' capital (Note 3, 7 and 8):
  General Partner                                     458,401          356,538
  Limited Partners, 14,130 and 18,358
   Limited Partnership Units outstanding
   in 1997 and 1996, respectively                   1,722,984        1,886,615
                                                --------------   --------------
Total partners' capital                             2,181,385        2,243,153
                                                --------------   --------------

Total liabilities and partners' capital          $  2,263,838     $  2,524,307
                                                ==============   ==============

See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)

Statements of Operations
For the years ended December 31, 1997, 1996 and 1995
                                                                        1997              1996              1995
                                                                   --------------    --------------    --------------
Income (Note 1):
Net gains on trading of currency contracts:
  Realized gains (losses) on closed positions
    Futures and forwards                                            $    603,549      $    295,667      $    802,221
    Options                                                               35,372           (14,326)           46,060
                                                                   --------------    --------------    --------------
                                                                         638,921           281,341           848,281
                                                                   --------------    --------------    --------------
  Change in unrealized appreciation (depreciation)
    Futures and forwards                                                (102,035)          282,702            49,934
    Options                                                              (24,042)           46,967            21,110
                                                                   --------------    --------------    --------------
                                                                        (126,077)          329,669            71,044
                                                                   --------------    --------------    --------------
                                                                         512,844           611,010           919,325

       Less, Brokerage fees (Note 3)                                     162,296           498,741           678,093
                                                                   --------------    --------------    --------------
         Net realized and unrealized gains on trading
          of currency contracts and options                              350,548           112,269           241,232

Net realized gains on sale of U.S. Treasury Stripped Notes                   --             20,090            15,885
Change in unrealized appreciation (depreciation) on
 U.S. Treasury Stripped Notes                                                --           (134,525)          126,813
Accrued interest income on U.S. Treasury Stripped Notes                      --            246,964           479,358
Other interest income                                                    130,936           119,825            30,845
                                                                   --------------    --------------    --------------
Total income                                                             481,484           364,623           894,133

Administrative expenses                                                   24,572            53,676            66,242
                                                                   --------------    --------------    --------------
Net income                                                          $    456,912      $    310,947      $    827,891
                                                                   ==============    ==============    ==============

Net income per Limited Partnership Unit (Note 8)                    $      19.17      $       7.47      $       9.82
                                                                   ==============    ==============    ==============

See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)

Statements of Changes in Partners' Capital
For the years ended December 31, 1997, 1996 and 1995
                                                               Limited Partners    General Partner          Total
                                                               ----------------    ----------------    ----------------
   Partners' capital at December 31, 1994                       $    6,414,677             244,196           6,658,873

Net income                                                             772,148              55,743             827,891

Redemptions (14,613 Limited Partnership Units)                      (1,427,776)                --           (1,427,776)
                                                               ----------------    ----------------    ----------------
   Partners' capital at December 31, 1995                            5,759,049             299,939           6,058,988

Net income                                                             254,348              56,599             310,947

Redemptions (42,075 Limited Partnership Units)                      (4,126,782)                --           (4,126,782)
                                                               ----------------    ----------------    ----------------
   Partners' capital at December 31, 1996                            1,886,615             356,538           2,243,153

Net income                                                             355,049             101,863             456,912

Redemptions (4,228 Limited Partnership Units)                         (518,680)                --             (518,680)
                                                               ----------------    ----------------    ----------------
   Partners' capital at December 31, 1997                       $    1,722,984      $      458,401      $    2,181,385

See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)

Notes to Financial Statements

1.  Partnership Organization:

    The Millburn Currency Fund II, L.P. (the "Partnership") is a limited partnership, which was organized on March 21, 1991 under the Delaware Revised Uniform Limited Partnership Act and which commenced trading operations on August 5, 1991.

    The Partnership is the sole limited partner of a separate limited partnership Millburn Currency Fund II Trading Company L.P. ("Trading Company") which engages in speculative trading principally of currency forward and futures contracts and related options. The instruments that are traded by the Partnership are volatile and involve a high degree of risk. As of December 31, 1997, all of the Partnerships' assets are invested in currency forward and futures contracts and related options.

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

2.  Accounting Policies:

    a.  Consolidation:

        The accompanying financial statements include the accounts of the Partnership and the Trading Company on a consolidated basis. All significant intercompany transactions and balances have been eliminated in consolidation.

    b.  Investments:

        Open options, futures and forward contracts are valued at market value.

        Investments in U.S. Treasury Bills are valued at cost plus amortized discount which closely approximates fair value. Amortization of discount is reflected as interest income.

                                   Continued

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)

Notes to Financial Statements, Continued

        The original issue discounts on the U.S. Treasury Stripped Notes were amortized over their lives using the interest method.

    c.  Income Taxes:

        Income taxes have not been provided, as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    d.  Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

    e.  Right of offset:

        The customer agreements between the Partnership and brokers give the Partnership the legal right to net unrealized gains and losses. Unrealized gains and losses related to transactions with these brokers are reflected on a net basis in the equity in trading accounts in the statements of financial condition.

3.  Limited Partnership Agreement:

    The Limited Partnership Agreement provides that the General Partner shall control, conduct and manage the business of the Partnership, and may make all trading decisions for the Partnership.

    A brokerage fee equal to 0.833% of the Partnership's month-end Allocated Assets (as defined in the limited partnership agreement) (a 10% annual rate) was payable to the General Partner. As of November 15, 1996, the brokerage fees were reduced to 0.666% of the Partnership's month end Allocated Assets (an 8% annual rate). Allocated Assets are determined before reduction for any redemptions, distributions, accrued brokerage fees, or profit share. The General Partner pays any commissions and fees due clearing and third-party brokers.

    The General Partner also receives a profit share equal to 15% of New Trading Profit, as defined, as of the end of each calendar quarter.

                                   Continued

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)

Notes to Financial Statements, Continued

4.  Trading Activities:

    All of the derivatives owned by the Partnership, including options, futures and forwards, are held for trading purposes. The results of the Partnership's trading activity are shown in the statement of operations. The fair value of the derivative financial instruments at December 31, 1997 and 1996, respectively was $27,299 and $189,272, and the average fair value during the years then ended, calculated on a monthly basis, approximated $80,513 and $331,099, respectively.

    The Partnership conducts its trading activities with various brokers acting either as a broker or counterparty to various transactions. At December 31, 1997 and 1996, the cash and treasury bills included in the Partnership's equity in trading accounts are held by such brokers in segregated accounts as required by U.S. Commodity Futures Trading Commission regulations.

5.  Derivative Financial Instruments:

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

    Market risk is the risk of potential changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

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

                                   Continued

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)

Notes to Financial Statements, Continued

6.  Open Derivative Instruments (Contracts) at December 31, 1997 and 1996:

                       December 31, 1997               December 31, 1996
                    Notional or Contractual         Notional or Contractual
                     Amount of Commitments           Amount of Commitments
                   to Purchase       to Sell       to Purchase       to Sell
                  -------------   -------------   -------------   -------------
    Currencies*    $   976,000     $ 3,904,000     $ 2,726,000     $ 8,156,000

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

                           Notional or Contractual
                            Amounts of Commitments         Unrealized Gain
                          to Purchase      to Sell        Gross         Net
                         -------------  -------------  -----------  -----------
    December 31, 1997:
     Exchange traded      $   968,000    $ 3,904,000    $   2,362    $   2,362
     Non-exchange traded        8,000            --        36,356       19,299
                         -------------  -------------  -----------  -----------
                          $   976,000    $ 3,904,000    $  38,718    $  21,661
                         =============  =============  ===========  ===========
    December 31, 1996:
     Exchange traded      $    68,000    $       --     $  26,954    $  26,404
     Non-exchange traded    2,658,000      8,156,000      162,557      121,334
                         -------------  -------------  -----------  -----------
                          $ 2,726,000    $ 8,156,000    $ 189,511    $ 147,738
                         =============  =============  ===========  ===========

7.  Distributions and Redemptions:

    Distributions of profits, if any, will be made at the sole discretion of the General Partner. Limited Partnership Units ("Units") may be redeemed, at the option of any limited partner, as of the last day of any calendar quarter on ten business days' notice to the General Partner. Units are redeemed at Net Asset Value as defined in the partnership agreement. No redemption fee is charged. No distributions of profits have been made since the commencement of the Partnership's operations.

                                   Continued

THE MILLBURN CURRENCY FUND II, L.P.
(a Limited Partnership)

Notes to Financial Statements, Continued

8.  Net Asset Value per Unit:

    Changes in the net asset value per Unit during the years ended
    December 31, 1997, 1996 and 1995 were as follows:
                                                1997        1996        1995
                                             ----------  ----------  ----------
    Net realized and unrealized
     gains on trading of currency
     contracts and options                    $  14.71    $   2.70    $   1.56
    Net realized gains and unrealized
     appreciation (depreciation) on
     U.S. Treasury Stripped Notes                  --        (2.75)       2.16
    Interest income                               5.49        8.81        7.01
    Administrative expense                       (1.03)      (1.29)      (0.91)
                                             ----------  ----------  ----------
       Increase for the year                     19.17        7.47        9.82

    Net asset value, beginning of year          102.77       95.30       85.48
                                             ----------  ----------  ----------
       Net asset value, end of year           $ 121.94    $ 102.77    $  95.30
                                             ==========  ==========  ==========

    Redemption value per Unit                 $ 121.94    $ 102.77    $  93.74
                                             ==========  ==========  ==========