Form 10-Q
period 1998-03-31
MILLBURN CURRENCY FUND II LP
filed 1998-05-14
CIK 873781

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 1998
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

Securities registered pursuant to Section 12(b) of the Act:  None

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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $2,158,678

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Financial Condition (UNAUDITED)

                                               31-Mar-98           31-Dec-97
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills - at value
 (amortized cost $1,797,722 at Mar. 31, 1998)   1,797,722           1,757,480
Money market mutual funds                         251,582             418,481
Options owned, at market value
 (cost $28,325 at March 31, 1998)                  38,825               8,000
Unrealized appreciation on open contracts          80,411              19,299
Cash                                               43,906              60,578
                                              ------------        ------------
Total Assets                                  $ 2,212,446         $ 2,263,838
                                              ============        ============


Liabilities & Partners' Capital:
   Accounts payable and accrued expenses            3,862              11,983
   Redemptions payable to limited
    partners, net                                  38,399              58,531
   Accrued brokerage commissions                   11,507              11,939
                                              ------------        ------------
Total Liabilities                                  53,768              82,453

Partners' Capital:
   General Partner                                469,059             458,401
   Limited Partners (13,816 Limited
    Partnership Units outstanding
    - at March 31, 1998)                        1,689,619           1,722,984
                                              ------------        ------------
Total Partners' Capital                         2,158,678           2,181,385

                                              ------------        ------------
Total Liabilities and Partners' Capital       $ 2,212,446         $ 2,263,838
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the three months ended March 31, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed
    Currency Contracts                              (43,265)         730,012
   Change in Unrealized Gain(Loss) on
    Open Currency Contracts                          69,250         (270,923)
   Interest Income                                   28,988           27,675
                                                ------------     ------------
                                                $    54,973      $   486,764

Expenses:
   Brokerage Commissions                             33,993           45,346
   Administrative                                     5,288            6,601
                                                ------------     ------------
                                                $    39,281      $    51,947

                                                ============     ============
Net Income(Loss)                                $    15,692      $   434,817

Net Income(Loss) allocated to General Partner   $    10,658      $    76,345
Net Income(Loss) allocated to Limited Partners  $     5,034      $   358,472

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $      0.35      $     19.52

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Partners' Capital
For the three months ended March 31, 1998 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Equity at
 December 31, 1997 (14,130 Units)     1,722,984        458,401      2,181,385
Redemption of 314 Units                 (38,399)            -         (38,399)
Net Gain(Loss) in Partnership
 Equity                                   5,034         10,658         15,692
                                    ------------   ------------   ------------
Partnership Equity at
 March 31, 1998 (13,816 Units)        1,689,619        469,059      2,158,678
                                    ============   ============   ============
Redemption Value per Unit
 at March 31, 1998                     122.29
                                    ============


Statements of Cash Flows
For the three months ended March 31, 1998 and 1997 (UNAUDITED)

                                                  1998           1997
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                                15,692        434,817
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts      (132,178)    (1,012,316)
      (Decrease) Increase in Accrued Expenses      (8,554)       (43,706)
                                              ------------   ------------
Net Cash Flows from Operating Activities         (125,040)      (621,205)

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents            (58,531)      (174,195)
                                              ------------   ------------
Net Change in Cash                               (183,571)      (795,400)

Cash - Beginning of Year                          479,059      1,074,094
                                              ------------   ------------
Cash - End of Period                              295,488        278,694
                                              ============   ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P. NOTES TO FORM 10-Q

These interim consolidated financial statements do not include all the disclosures contained in the annual financial statements. These interim statements have been prepared by management without audit by Independent Public Accountants. The consolidated statements of financial condition has been derived from the audited financial statements as of December 31, 1997. The consolidated results of operation as displayed, should not be considered indicative of results to be expected for the entire year.

Management discussion and analysis of the consolidated financial statements for the three months ended March 31, 1998.

                          31-Mar-98      31-Dec-97
                        -------------  -------------
        Ending Equity   $  2,158,678   $  2,181,385


The net assets decreased 1.04% in the first quarter of 1998. This resulted from redemptions from the fund which was offset slightly by net income.

Currency markets were quite changeable at the start of 1998. In January, the swift reversal of a dollar uptrend produced losses on long dollar positions versus Europe and Japan. In February, increased volatility led to widespread losses in both dollar based and cross rate trading. Finally, in March, currency markets were profitable primarily due to yen weakness versus U.S. dollars, German marks and Canadian dollars. U.S. dollar strength relative to a number of continental currencies also resulted in significant profits from other long dollar positions in March.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 13th day of May, 1998.

   THE MILLBURN CURRENCY FUND II, L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                       May 13, 1998
          Tod A. Tanis
          Vice-President