Form 10-Q
period 1998-06-30
MILLBURN CURRENCY FUND II LP
filed 1998-08-13
CIK 873781

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 1998
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $ 1,531,642

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Jun-98           31-Dec-97
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills - at value
 (amortized cost $1,798,305 at June 30, 1998)   1,798,305           1,757,480
Money market mutual funds                         229,877             418,481
Options owned, at market value
 (cost $28,325 at June 30, 1998)                   30,188               8,000
Unrealized appreciation on open contracts         (41,701)             19,299
Cash                                               42,208              60,578
                                              ------------        ------------
Total Assets                                  $ 2,058,877         $ 2,263,838
                                              ============        ============


Liabilities & Partners' Capital:
   Accounts payable and accrued expenses          (15,268)             11,983
   Redemptions payable to limited
    partners, net                                  76,468              58,531
   Accrued brokerage commissions                   10,555              11,939
                                              ------------        ------------
Total Liabilities                                  71,755              82,453

Partners' Capital:
   General Partner                                455,480             458,401
   Limited Partners (13,159 Limited
    Partnership Units outstanding
    - at June 30, 1998)                         1,531,642           1,722,984
                                              ------------        ------------
Total Partners' Capital                         1,987,122           2,181,385

                                              ------------        ------------
Total Liabilities and Partners' Capital       $ 2,058,877         $ 2,263,838
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the three months ended June 30, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed
    Currency Contracts                              (23,530)        (100,148)
   Change in Unrealized Gain(Loss) on
    Open Currency Contracts                         (60,561)          95,386
   Interest Income                                   26,694           40,165
                                                ------------     ------------
                                                $   (57,397)     $    35,403

Expenses:
   Brokerage Commissions                             32,529           41,206
   Administrative                                     5,162            6,188
                                                ------------     ------------
                                                $    37,691      $    47,394

                                                ============     ============
Net Income(Loss)                                $   (95,088)     $   (11,991)

Net Income(Loss) allocated to General Partner   $   (13,579)     $     5,103
Net Income(Loss) allocated to Limited Partners  $   (81,509)     $   (17,094)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     (5.90)     $     (1.01)

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the six months ended June 30, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed
    Currency Contracts                              (66,795)         629,864
   Change in Unrealized Gain(Loss) on
    Open Currency Contracts                           8,689         (175,537)
   Interest Income                                   55,682           67,840
                                                ------------     ------------
                                                $    (2,424)     $   522,167

Expenses:
   Brokerage Commissions                             66,522           86,552
   Administrative                                    10,450           12,789
                                                ------------     ------------
                                                $    76,972      $    99,341

                                                ============     ============
Net Income(Loss)                                $   (79,396)     $   422,826

Net Income(Loss) allocated to General Partner   $    (2,921)     $    81,448
Net Income(Loss) allocated to Limited Partners  $   (76,475)     $   341,378

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     (5.55)     $     18.51

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Partners' Capital
For the three months ended June 30, 1998 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Equity at
 December 31, 1997 (14,130 Units)     1,722,984        458,401      2,181,385
Redemption of 971 Units                (114,867)            -        (114,867)
Net Gain(Loss) in Partnership
 Equity                                 (76,475)        (2,921)       (79,396)
                                    ------------   ------------   ------------
Partnership Equity at
 June 30, 1998 (13,159 Units)         1,531,642        455,480      1,987,122
                                    ============   ============   ============
Redemption Value per Unit
 at June 30, 1998                      116.39
                                    ============


Statements of Cash Flows
For the three months ended June 30, 1998 and 1997 (UNAUDITED)

                                                  1998           1997
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                               (79,396)       422,826
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts        (2,012)    (1,043,844)
      (Decrease) Increase in Accrued Expenses     (28,636)       (65,964)
                                              ------------   ------------
Net Cash Flows from Operating Activities         (110,044)      (686,982)

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents            (96,930)      (284,317)
                                              ------------   ------------
Net Change in Cash                               (206,974)      (971,299)

Cash - Beginning of Year                          479,059      1,074,094
                                              ------------   ------------
Cash - End of Period                              272,085        102,795
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

Management discussion and analysis of the consolidated financial statements for the six months ended June 30, 1998.

                          30-Jun-98      31-Dec-97
                        -------------  -------------
        Ending Equity   $  1,987,122   $  2,181,385


The net assets decreased 8.91% in the first half of 1998. This was a result of redemptions from the fund and net losses on trading.

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

Currency markets were erratic during the second quarter. A dollar up-trend versus the European currencies at the end of March was reversed abruptly at the beginning of April and losses were sustained on long dollar positions against the German, Swiss, Danish, Spanish, French, Italian, and Norwegian currencies. Meanwhile, small profits were made trading far eastern currencies and emerging markets currencies in Eastern Europe. In May, short positions in the yen versus the U.S. dollar, Deutschemark, Swiss franc, and Canadian dollar were profitable, but only slightly outweighed losses produced in other currency trading. In June, yen developments dominated the currency landscape. The yen weakened rapidly at first and then surged strongly on central bank intervention. On balance, our yen trading versus the dollar was profitable, but there were losses compiled on yen crosses against Canadian dollars, Swiss francs, and German marks.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 12th day of August, 1998.

   THE MILLBURN CURRENCY FUND II, L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                       August 12, 1998
          Tod A. Tanis
          Vice-President