Form 10-Q
period 1998-09-30
MILLBURN CURRENCY FUND II LP
filed 1998-10-28
CIK 873781

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 1998
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $ 1,464,125

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Sep-98           31-Dec-97
Assets:                                       ------------        ------------
Investment in Millburn Currency Fund -
 at value                                     $ 1,951,476                  -
Investment in U.S. Treasury bills - at value
 (amortized cost $0 at Sept.30, 1998)                  -            1,757,480
Money market mutual funds                         103,246             418,481
Options owned, at market value
 (cost $0 at September 30, 1998)                       -                8,000
Unrealized appreciation on open contracts              -               19,299
Cash                                                   -               60,578
                                              ------------        ------------
Total Assets                                  $ 2,054,722         $ 2,263,838
                                              ============        ============


Liabilities & Partners' Capital:
   Accounts payable and accrued expenses           91,570              11,983
   Redemptions payable to limited
    partners, net                                  33,924              58,531
   Accrued brokerage commissions                   10,054              11,939
   Net unrealized depreciation on open
    contracts                                         529                  -
                                              ------------        ------------
Total Liabilities                                 136,077              82,453

Partners' Capital:
   General Partner                                454,520             458,401
   Limited Partners (12,861 Limited
    Partnership Units outstanding
    - at September 30, 1998)                    1,464,125           1,722,984
                                              ------------        ------------
Total Partners' Capital                         1,918,645           2,181,385

                                              ------------        ------------
Total Liabilities and Partners' Capital       $ 2,054,722         $ 2,263,838
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the three months ended September 30, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed
    Currency Contracts                             (241,043)          92,503
   Change in Unrealized Gain(Loss) on
    Open Currency Contracts                         205,720          (10,408)
   Interest Income                                   34,932           33,507
                                                ------------     ------------
                                                $      (391)     $   115,602

Expenses:
   Brokerage Commissions                             29,324           40,308
   Administrative                                     4,838            6,203
                                                ------------     ------------
                                                $    34,162      $    46,511

                                                ============     ============
Net Income(Loss)                                $   (34,553)     $    69,091

Net Income(Loss) allocated to General Partner   $   (   960)     $    20,193
Net Income(Loss) allocated to Limited Partners  $   (33,593)     $    48,898

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     (2.55)     $      3.07

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the nine months ended September 30, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed
    Currency Contracts                             (307,838)         722,367
   Change in Unrealized Gain(Loss) on
    Open Currency Contracts                         214,409         (185,945)
   Interest Income                                   90,614          101,347
                                                ------------     ------------
                                                $    (2,815)      $   637,769

Expenses:
   Brokerage Commissions                             95,846          126,860
   Administrative                                    15,288           18,992
                                                ------------     ------------
                                                $   111,134      $   145,852

                                                ============     ============
Net Income(Loss)                                $  (113,949)      $   491,917

Net Income(Loss) allocated to General Partner   $    (3,881)     $   101,641
Net Income(Loss) allocated to Limited Partners  $  (110,068)     $   390,276

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     (8.10)     $     21.58

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Partners' Capital
For the nine months ended September 30, 1998 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Equity at
 December 31, 1997 (14,130 Units)     1,722,984        458,401      2,181,385
Redemption of 1,269 Units              (148,791)            -        (148,791)
Net Gain(Loss) in Partnership
 Equity                                (110,068)        (3,881)      (113,949)
                                    ------------   ------------   ------------
Partnership Equity at
 September 30, 1998 (12,861 Units)    1,464,125        454,520      1,918,645
                                    ============   ============   ============
Redemption Value per Unit
 at September 30, 1998                   113.84
                                    ============


Statements of Cash Flows
For the nine months ended September 30, 1998 and 1997 (UNAUDITED)

                                                  1998           1997
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                              (113,949)       491,917
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts       (74,751)      (729,534)
      (Decrease) Increase in Accrued Expenses     (13,715)      (122,387)
                                              ------------   ------------
Net Cash Flows from Operating Activities         (202,415)      (360,004)

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents           (173,398)      (447,589)
                                              ------------   ------------
Net Change in Cash                               (375,813)      (807,593)

Cash - Beginning of Year                          479,059      1,074,094
                                              ------------   ------------
Cash - End of Period                              103,246        266,501
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

Management discussion and analysis of the consolidated financial statements for the nine months ended September 30, 1998.

                          30-Sep-98      31-Dec-97
                        -------------  -------------
        Ending Equity   $  2,054,722   $  2,181,385


The net assets decreased 5.81% in the first three quarters of 1998. This was a result of redemptions from the fund and net losses on trading.

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

Third quarter 1998 foreign exchange performance was influenced primarily by developments in the US dollar. As the quarter commenced, the Fund's long dollar positions, especially vis-`-vis the European currencies, produced losses as the US currency's up-trend faltered and reversed. By August, however, when a dollar down-trend became firmly established, short dollar positions versus these same European currencies were quite profitable. Cross rate trading was slightly profitable during the quarter while exotic currency trading had no appreciable impact. Overall, significant gains during September did not offset completely the losses registered in July and August.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 28th day of October, 1998.

   THE MILLBURN CURRENCY FUND II, L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                       October 28, 1998
          Tod A. Tanis
          Vice-President