Form 10-Q/A
period 1998-09-30
MILLBURN CURRENCY FUND II LP
filed 1999-02-02
CIK 873781

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

The Year 2000 Computer Issue

Many existing computer systems use only two digits to refer to a year. This technique can cause the systems to treat the year 2000 as 1900, an effect commonly known as the "Year 2000 Problem." The Partnership, like other financial and business organizations, depends on the smooth functioning of computer systems and could be adversely affected if the computer systems on which it relies do not properly process and calculate date-related information concerning dates on or after January 1, 2000.

The General Partner administers the business of the Partnership through various systems and processes maintained by the General Partner. The General Partner's modifications for Year 2000 compliance are proceeding and are expected to be completed, with respect to mission-critical systems, by April 1999, and, with respect to other systems, by July 1999. The expenses incurred to date by the General Partner in preparing for Year 2000 compliance have not had a material adverse impact on the General Partner's financial position, and the expenses to be incurred in becoming fully
Year 2000 compliant are not expected to have a material adverse impact on the General Partner's financial position. The Partnership itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

In addition to the General Partner, the Partnership is dependent on the capability of the Currency Dealers and other third parties with which the Partnership has material relationships to prepare adequately for the Year 2000 Problem and its impact on their systems and processes. The General Partner is currently implementing procedures to monitor the progress of the Currency Dealers and other third parties with which the Partnership has a material relationship in addressing their Year 2000 issues.

The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of third parties, including the Currency Dealers and various regulators, to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Partnership, in which case redemption payments could be delayed until the Partnership's assets could be valued and/or funds could be transferred. If the General Partner believes, prior to December 31, 1999, that any third party has failed to resolve a Year 2000 issue likely to have a material adverse impact on the Partnership, the General Partner will attempt to close any Partnership positions carried by such third party or exposed to such third party's failure to resolve its Year 2000 issue and to cease trading with or through such third party until such issue is resolved.

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