Form 10-K405
period 1998-12-31
MILLBURN CURRENCY FUND II LP
filed 1999-03-31
CIK 873781

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended: December 31, 1998

              / / Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                         Commission File Number: 0-19436
                                                ---------

                       THE MILLBURN CURRENCY FUND II, L.P.
           ------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                              22-3117668
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       c/o MILLBURN RIDGEFIELD CORPORATION
                             411 West Putnam Avenue
                          Greenwich, Connecticut 06830
                     ----------------------------------------
                     (Address of principal executive offices)

Registrant's telephone number, including area code: (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership
                                                                  Units
                                                            ------------------
                                                             (Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X              No
                  -----              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting and non-voting common equity held by
non-affiliates as of February 28, 1999:   $1,399,606.

                       Documents Incorporated by Reference

                                     None.

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
                                     PART I
Item 1.     Business..................................................    1

Item 2.     Properties................................................    3

Item 3.     Legal Proceedings.........................................    3

Item 4.     Submission of Matters to a Vote of Security Holders.......    3

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................    3

Item 6.     Selected Financial Data...................................    3

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................    5

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk    8

Item 8.     Financial Statements and Supplementary Data...............    8

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................    8

                                      PART III

Item 10.    Directors and Executive Officers of the Registrant........    8

Item 11.    Executive Compensation....................................   10

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management................................................   10

Item 13.    Certain Relationships and Related Transactions............   10

                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..................................................   11

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

    The Partnership is the sole limited partner of a separate limited partnership (the "Trading Company") formed under the Delaware Revised Uniform Limited Partnership Act. Approximately 50% of the proceeds from the offering of Units were invested in the Trading Company at the commencement of operations. The balance of the proceeds was invested in zero coupon United States Treasury Notes ("STRIPS") which matured on November 15, 1996. The Trading Company engages in the speculative trading of primarily currency futures, forward contracts and related options. The Trading Company was formed to isolate the Partnership's STRIPS from risk of trading loss. The Trading Company initially began speculative trading as if 100% of the Partnership's assets (the "Allocated Assets") were invested in the Trading Company. As of December 31, 1997, all of the Partnership's assets are Allocated Assets. As of August 1, 1998, the Trading Company invested the Allocated Assets in Millburn Currency Fund L.P., a limited partnership operated by Millburn Ridgefield Corporation which trades pursuant to the same trading program as the Partnership. Millburn Currency Fund L.P. ("MCF") fees are waived with respect to the Partnership's investment, though the Partnership does pay its pro rata share of MCF's expenses.

    Millburn Ridgefield Corporation (the "General Partner"), a Delaware corporation, is the general partner of the Partnership and the Trading Company and performs various administrative services for the Partnership.
The General Partner acts as the commodity trading advisor for the Trading Company. The General Partner invested a total of $202,000 in the Partnership and the Trading Company at the outset of trading; after reflecting net income of $18,473 in 1991, $54,287 in 1992, ($13,391) in 1993, ($16,633) in 1994,
$55,743 in 1995, $56,599 in 1996, $101,863 in 1997 and ($10,509) in 1998,
this investment totaled $447,892 as of December 31, 1998.

    Pursuant to a Customer Agreement, Morgan Stanley & Co. Incorporated (the "Currency Dealer") acted as the primary currency dealer for the Trading Company. MCF executes currency trades with Morgan Stanley & Co. as well as with other currency dealers. MCF pays the Currency Dealer and other currency dealers "bid asked" spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The General Partner monitors MCF's trades to ensure that the prices it receives are competitive.

    (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Partnership's business constitutes only one segment, speculative trading of currency futures, forward contracts and related options. The Partnership does not engage in sales of goods and services.

    (c)  NARRATIVE DESCRIPTION OF BUSINESS

    The Partnership engages in the speculative trading of currency futures, forward contracts and related options through its limited partnership interest in the Trading Company and the Trading Company's investment in MCF. The Trading Company's sole trading advisor is the General Partner. The General Partner trades the Trading Company's assets almost exclusively in currency forward contracts, primarily in the interbank market. Pursuant to the Limited Partnership Agreement, prior to November 15, 1996, the General Partner received a flat-rate monthly brokerage fee equal to 0.833% of the Allocated Assets (a 10% annual rate). As of November 15, 1996 the brokerage fee was reduced to 0.666% of the Partnership's month-end Allocated Assets (an 8% annual rate). The General Partner also receives a profit share equal to 15% of any new trading profit as defined, determined as of the end of each calendar quarter. The quarterly profit share is calculated after deducting interest income and brokerage fees. The Trading Company enters into trades based on the level of Allocated Assets. The level of Allocated Assets as of December 31, 1998 approximates the net assets of the Partnership.

     At the commencement of the Partnership's operations, the General Partner invested that portion of the Partnership's assets not invested in the Trading Company in STRIPS in order to assure limited partners the return of 75% of their initial capital contributions to the Partnership at the end of approximately 5 years from the commencement of operations (the "Initial Time Horizon"). At the end of the Initial Time Horizon, November 15, 1996, when the STRIPS matured the General Partner gave limited partners the opportunity to redeem their Units at net asset value. The Partnership continues to trade in currency futures, forward contracts and related options. From time to time the General Partner may cause the Trading Company to distribute a portion of its trading profit to the Partnership as a means to protect such profits from subsequent trading losses. As of December 31, 1998 the Trading Company had made no such distributions.

     The Trading Company's assets are invested in Millburn Currency Fund L.P. which in turn deposits its assets with banks and currency forward dealers with which it trades and in futures brokerage accounts. A substantial majority of such assets are held in United States Treasury bills. As a result the Partnership earns a yield on approximately 95% of its available assets.

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

     (d) Financial information about foreign and
          domestic operations and export sales
          ------------------------------------

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

         (b) HOLDERS. As of December 31, 1998, there were 186 holders of
Units.

         (c) DIVIDENDS. No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

         (d) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES. Not applicable.

Item 6.  SELECTED FINANCIAL DATA

         The following is a summary of operations and total assets of the Partnership and the Trading Company on a consolidated basis for fiscal years, 1998, 1997, 1996, 1995 and 1994.


                                          For the Year      For the Year     For the Year      For the Year     For the Year
                                          Ended 12/31/98    Ended 12/31/97   Ended 12/31/96    Ended 12/31/95   Ended 12/31/94
                                          --------------    --------------   --------------    --------------   --------------
Revenue:

Net realized and unrealized trading
 gain (loss), net of brokerage
 commissions of $125,801, $162,296,
 $498,741, $678,093, $772,866 and
 $1,217,730 in 1998, 1997, 1996, 1995
 and 1994, respectively                   $   (221,020)     $    350,548     $    112,269      $    241,232     $ (1,372,856)

Unrealized appreciation
 (depreciation) on STRIPS                         --                --           (134,525)          126,813         (649,559)

Accrued interest on STRIPS                        --                --            246,964           479,358          544,878

Net realized gains on
 STRIPS transactions                              --                --             20,090            15,885           26,520

Other interest income                           66,427           130,936          119,825            30,845           16,191
                                          ------------      ------------     ------------      ------------     ------------
     Total income (loss)                      (154,593)          481,484          364,623           894,113       (1,434,826)
                                          ------------      ------------     ------------      ------------     ------------
Expenses:

  Profit Share                                    --                 -0-              -0-               -0-              -0-
  Administrative expenses                       31,502            24,572           53,676            66,242           87,886
                                          ------------      ------------     ------------      ------------     ------------
     Total expenses*                            16,002            24,572           53,676            66,242           87,886
                                          ------------      ------------     ------------      ------------     ------------
  Net income (loss)                       $   (170,595)     $    456,912     $    310,947      $    827,891     $ (1,522,712)
                                          ------------      ------------     ------------      ------------     ------------
                                          ------------      ------------     ------------      ------------     ------------
Total assets                              $  1,871,489      $  2,263,838     $  2,524,307      $  6,516,573     $  7,320,125
                                          ------------      ------------     ------------      ------------     ------------
                                          ------------      ------------     ------------      ------------     ------------
Total limited partners' capital           $  1,365,729      $  1,722,984     $  1,886,615      $  5,759,049     $  6,414,677
                                          ------------      ------------     ------------      ------------     ------------
                                          ------------      ------------     ------------      ------------     ------------
Net asset value per Unit                  $     109.95           $121.94     $     102.77      $      95.30     $      85.48
                                          ------------      ------------     ------------      ------------     ------------
                                          ------------      ------------     ------------      ------------     ------------
Redemption value per Unit**               $     109.95      $     121.94     $     102.77      $      93.74     $      85.39
                                          ------------      ------------     ------------      ------------     ------------
                                          ------------      ------------     ------------      ------------     ------------
Increase (decrease) in net asset
 value per Unit                           $     (11.99)     $      19.17     $       7.47      $       9.82        $ (16.99)
                                          ------------      ------------     ------------      ------------     ------------
                                          ------------      ------------     ------------      ------------     ------------

Increase (decrease) in redemption
 value per Unit                           $     (11.99)     $      19.17     $       7.47      $       8.35     $     (10.80)
                                          ------------      ------------     ------------      ------------     ------------
                                          ------------      ------------     ------------      ------------     ------------

------------
*The General Partner reimbursed the Partnership $15,500 for administrative expenses incurred in 1998.

** The Partnership's STRIPS were valued at the lower of cost plus accrued interest or market value for the purpose of calculating redemption value. The redemption value of a Unit was lower than its net asset value in prior years because the market value of the STRIPS was higher than cost plus accrued interest as of December 31, 1995, and 1994 due to fluctuations in market interest rates.

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

         The Partnership trades futures, options and forward contracts on currencies. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in over-the-counter markets.

         The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) limiting trading to markets which the General Partner believes are sufficiently liquid in respect of the amount of trading contemplated; (2) diversifying positions among various currencies;
(3) limiting the assets committed as margin, generally within a range of 10% to 35% of an account's net assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits. The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions, such as the Currency Dealer, as brokers and counterparties.

         The Trading Company (and MCF) is generally required to deposit approximately 5% of the notional value of its forward contract positions with the Currency Dealer (or other currency dealers) as collateral. At any time, and from time to time, the Trading Company (or MCF) may have open positions with the Currency Dealer or other currency dealers with a total notional value of as much as five times the capitalization of the Partnership and collateral deposits of up to approximately 15% of the capital of the Partnership at either currency dealer.

         The Partnership's futures contracts are settled by offset in the futures markets and are cleared through the exchange clearinghouse function. Options on futures contracts are settled either by offset or by exercise. If an option on a future is exercised, the Partnership is assigned a position in the underlying futures contract which is then settled by offset. The Partnership's spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions held with the same counterparty; net positions are then settled by entering into offsetting positions and by cash payment.

         LIQUIDITY

         Prior to November 15, 1996, when the Partnership's STRIPS matured most if not all of the Partnership's assets, other than its interest in the Trading Company, were held in the form of STRIPS. STRIPS are zero-coupon Treasury bonds for which a liquid secondary market exists. The market value of STRIPS is, however, sensitive to changes in market interest rates and an increase in interest rates would result in a decrease in the value of the Partnership's STRIPS. Subsequent to November 15, 1996, most if not all of the Partnership's assets are invested in the Trading Company which has invested its assets in MCF.

         The Trading Company's (and MCF's) assets are either deposited in cash or United States Treasury bills with the Currency Dealer or other currency dealers or are invested by the General Partner in United States Treasury bills or "customer segregated funds accounts." To the extent deposited as margin with the Currency Dealer or other currency dealers the Trading Company's (and MCF's) assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions.

        Most, if not all of the Trading Company's (and MCF's) positions are in currency forward contracts. Forward contracts are not traded on a commodity exchange. The Trading Company (and MCF) could be prevented from promptly liquidating unfavorable positions, thereby subjecting the Trading Company to substantial losses which could exceed the margin initially committed to such trades. In addition, the Trading Company (or MCF) may not be able to execute forward contract trades at favorable prices if little trading in the contracts it holds is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's currency trading operations, the Partnership's assets are highly liquid and are expected to remain so. Generally, forward contracts can be offset at the discretion of the General Partner. However, if the market is not liquid, it could prevent the timely closeout of an unfavorable position until the delivery date, regardless of the changes in their value or the General Partner's investment strategies.

         RESULTS OF OPERATIONS

         Operating results show a loss for the fiscal year ended December 31, 1998 and a profit for the fiscal years ended December 31, 1997 and 1996.

         Total Partnership capital as of December 31, 1998, 1997 and 1996, equaled $1,813,621, $2,181,385 and $2,243,153, respectively. The net asset value per Unit as of December 31, 1998 was $109.95, a decrease in value for 1998 of 9.8%, as of December 31, 1997 was $121.94, an increase in value for 1997 of 18.7%, and as of December 31, 1996 was $102.77, an increase in value for 1996 of 7.8%. The increase (decrease) in value is calculated based on net asset value per Unit as of the previous December 31.

         Approximately 43% of the Partnership's loss in 1998 was due to The Trading Company's currency trading and investment in MCF as gross direct trading losses of $141,994 plus a gain of $46,775 from the investment in MCF less brokerage fees of $125,801 resulted in a net trading loss of $221,020. The Partnership earned or accrued interest of $66,427 during fiscal year 1998. A substantial majority of the Partnership's Profits in fiscal year 1997 was due to the Trading Company's currency trading as gross trading gains of $512,844 exceeded brokerage fees of $162,296 for a net trading gain of $350,548. The Partnership also accrued or earned interest of $130,936 during fiscal year 1997. A substantial portion of the Partnership's profits in fiscal year 1996 was due to accrued or earned interest of $246,964 on its STRIPS as well as accrued or earned interest of $119,825 on its other assets. The Trading Company's currency trading during 1996 also showed a profit as gross trading gains of $611,010 exceeded brokerage fees of $498,741 for a net trading gain of $112,269. The Partnership showed a net gain of $20,090 on transactions in the STRIPS and a loss of $134,525 due to depreciation in the value of the STRIPS.

         During fiscal year 1998, as assets in the company declined, it became more difficult to implement trades in the most cost-effective manner. Therefore, at the end of July, the assets of the trading company were invested in Millburn Currency Fund L.P., a limited partnership of more substantial size that has been managed by the General Partner since 1990. During fiscal year 1998, the trading company was unprofitable. Trading on both sides of dollar/yen produced excellent results, but these gains were more than offset by losses on trading the European currencies against the dollar. Meanwhile, gains from trading exotic currencies fell well short of losses occurring in cross rate trading.

         During fiscal year 1997, the Trading Company was profitable. In January and February, long dollar positions were profitable. In mid-February, the Japanese yen had begun to strengthen and the Company took long yen positions versus the dollar and several European currencies. An abrupt reversal of this pattern produced losses in both dollar and cross rate trading during March. In April, currency trading was generally calm. May's trading resulted in losses on long dollar positions against Europe which overwhelmed profits from cross rate trading. During June, cross rate positions were again profitable, while dollar trading was slightly negative. In July, long dollar positions versus Europe were profitable. In August and September, a dollar decline eroded a portion of these earlier profits. Markets were somewhat volatile in October before the onset of a renewed dollar uptrend in November. The Company had losses in October followed by a recovery in November and December. The majority of the gains for the year were produced in dollar trading, but exotics and crosses were also profitable.

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

THE YEAR 2000 COMPUTER ISSUE

      Many existing computer systems use only two digits to refer to a year. This technique can cause the systems to treat the year 2000 as 1900, an effect commonly known as the "Year 2000 Problem." The Partnership, like other financial and business organizations, depends on the smooth functioning of computer systems and could be adversely affected if the computer systems on which it relies do not properly process and calculate date-related information concerning dates on or after January 1, 2000

      The General Partner administers the business of the Partnership through various systems and processes maintained by the General Partner. The General Partner's modifications for Year 2000 compliance are proceeding and are expected to be completed, with respect to mission-critical systems, by April 1999, and, with respect to other systems, by July 1999. The expenses incurred to date by the General Partner in preparing for Year 2000 compliance have not had a material adverse impact on the General Partner's financial position, and the expenses to be incurred in becoming fully Year 2000 compliant are not expected to have a material adverse impact on the General Partner's financial position. The Partnership itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

      In addition to the General Partner, the Partnership is dependent on the capability of the various exchanges, currency dealers and other third parties with which the Partnership has material relationships to prepare adequately for the Year 2000 Problem, and its impact on their systems and processes.
The major U.S. futures exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association Y2K Tests are to test links with outside entities. The currency dealers used by the Partnership are addressing their Year 2000 issues and those which are registered as Futures Commission Merchants will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partner is currently implementing procedures to monitor the progress of currency dealers used by the Partnership, exchanges and other third parties with which the Partnership has a material relationship in addressing their Year 2000 issues.

      The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of third parties, including currency dealers, exchanges, and various regulators to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Partnership, in which case it could become impossible for the Trading company (or MCF) to continue trading activities and redemption payments could be delayed until the Partnership's assets could be valued and/or funds could be transferred. If the General Partner believes, prior to December 31, 1999, that any third party has failed to resolve a Year 2000 issue likely to have a material adverse impact on the Partnership, the General Partner will attempt to close any Partnership positions carried by such third party or exposed to such third party's failure to resolve its Year 2000 issue and cease trading with or through such third party until such issue is resolved.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         Not required. The Partnership is a "small business issuer."

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements required by this item are included in exhibit
         13.01 hereto.

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



                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a,b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         Millburn Ridgefield Corporation, the General Partner, is a Delaware corporation organized in May 1982 to manage discretionary accounts in futures and forward markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantiative, systematic techniques since 1971.

         The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 1997 are as follows:

         Harvey Beker, age 45. Mr. Beker is President, Co-Chief Executive Officer and a Director of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareIn Vest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

         George E. Crapple, age 54. Mr. Crapple is Co-Chief Executive Officer and a Director of Millburn Ridgefield, a Director of the Millburn Corporation and a partner of ShareIn Vest Research, L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, MAGNA CUM LAUDE, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a member of the Board of Directors and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, Vice Chairman of the Board of Directors and member of the Executive Committee of the Managed Funds Association, a member of the Financial Products Advisory Committee of the CFTC and a former member of the Board of Directors and Nominating Committee of the Futures Industry Association.

         Gregg R. Buckbinder, age 40. Mr. Buckbinder is Senior Vice President and Chief Operating Officer of Millburn Ridgefield and The Millburn Corporation. He graduated CUM LAUDE from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He joined Millburn in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm's merchant banking and managed account businesses. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     Mark B. Fitzsimmons, age 51. Mr. Fitzsimmons is a Senior Vice-President of Millburn Ridgefield and The Millburn Corporation and a partner of Shareln Vest Research L.P. His responsibilities include both marketing and investment strategy. He graduated SUMMA CUM LAUDE from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined Millburn Ridgfield in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

     Barry Goodman, age 41. Mr. Goodman is an Executive Vice-President, Director of Trading and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareIn Vest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated MAGNA CUM LAUDE from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E.F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined Millburn Ridgefield in 1982 as Assistant Director of Trading.

     Dennis B. Newton, age 47. Mr. Newton is a Senior Vice-President of Millburn Ridgefield. His primary responsibilities are in administration and marketing. Prior to joining Millburn Ridgefield in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

     Grant N. Smith, age 47. Mr. Smith is an Executive Vice-President and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareIn Vest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and a M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined Millburn Ridgefield in 1975.

     Malcolm H. Wiener, age 63. Mr. Wiener is the founder of Millburn Ridgefield, The Millburn Corporation and ShareIn Vest Research L.P., serves as an adviser to these entities and is a major investor in funds managed by Millburn Ridgefield and ShareIn Vest Research L.P. He does not, however, have investment or operational authority or responsibility for any of these entities or supervisory authority over their officers or employees. Mr. Wiener graduated MAGNA CUM LAUDE from Harvard College in 1957, where his field of concentration was Economics and he was elected to Phi Beta Kappa. From 1957 to 1960 he served as an officer in the United States Navy. Mr. Wiener graduated from the Harvard Law School in 1963 and practiced law in New York City specializing in corporate law and financial transactions until 1973. Mr. Wiener began research on and the trading of futures contracts pursuant to systematic trading methods and money management principles in 1971 and the management on a full time basis of private funds in this area in 1973. He is the author of numerous papers on the history of trade and is a member of the Council on Foreign Relations. He serves on the boards or visiting committees of various non-profit institutions including the Kennedy School of Government and the Wiener Center for Social Policy at Harvard University, the Harvard Art Museums, the Metropolitan Museum in New York, the Museum of Fine Arts in Boston, the American School of Classical Studies in Athens and the Council on Economic Priorities in New York.

          The Partnership and the Trading Company have no directors or executive officers. The Partnership and the Trading Company are controlled and managed by the General Partner. There are no "significant employees' of the Partnership.

Item 11.  EXECUTIVE COMPENSATION

          The Partnership and the Trading Company have no directors or officers. None of the directors or oficers of the General Partner receive "other compensation" from the Partnership or the Trading Company. The General Partner makes all trading decisions on behalf of the partnership and the Trading company. The General Partner receives monthly brokerage commissions of 0.666% of the Allocated Assets and a quarterly profit share of 15% of any new trading profit.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The Partnership knows of no person who owns beneficially more than 5% of the Units. All of the Partnership's general partnership interest is held by the General Partner.

          (b)  SECURITY OWNERSHIP OF MANAGEMENT

          Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner which has discretionary authority over the Trading Copany's currency trading. The General Partner's general partnership interest was valued at $447,892 as of December 31, 1998, 24.7% of the Partnership's total equity, the equivalent of 4,073.597 Units.

          Harvey Beker, the Co-Chief Executive Officer of the General Partner, owns a single Unit in the Partnership. The value of his interest as of December 31, 1997 is $109.95

          (c)  CHANGES IN CONTROL

          None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See "Item 11. EXECUTIVE COMPENSATION" and Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Trading Company allocated to the General Partner $125,801, $162,296 and $498,741 in brokerage commissions and $0, $0 and $0 in profit share for fiscal years 1998, 1997 and 1996, respectively. The General Partner's general partnership interest showed an allocation of, gain (loss) of $(10,509), $101,863 and $56,599 in fiscal years 1998, 1997 and 1996, respectively.

                                  PART 1V

Item 14. EXHBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

         (a)(1) FINANCIAL STATEMENTS

       The following financial statements are included herewith as exhibit
13.01.

                                                                         Page
                                                                         ----
              Affirmation of Millburn Ridgefield Corporation..........    F-1
              Report of Independent Accountants.......................    F-2
              Statements of Financial Condition as of
               December 31, 1998 and 1997.............................    F-3
              Statements of Operations for the years ended
               December 31, 1998, 1997 and 1996.......................    F-4
              Statement of Changes in Partners' Capital for the
               year ended December 31, 1998, 1997 and 1996............    F-5
              Notes to Financial Statements...........................    F-6

       (a)(2) FINANCIAL STATEMENT SCHEDULES
              ------------------------------

       All Schedules are omitted for the reason that they are not required, are not applicable, because equivalent information has been included in the financial statemetns or thenotes thereto.

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

             13.01  1998 Report of Independent Accountants
             27.01  Financial Data Schedule

(b)  Reports on Form 8-K

No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich and State of Connecticut on the 26th day of March, 1999.

                                       THE MILLBURN CURRENCY FUND, II, L.P.

                                       By: Millburn Ridgefield Corporation,
                                                 General Partner

                                       By /s/ Harvey Beker
                                          -------------------------------
                                              Harvey Beker
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

                              Title with
Signature                     General Partner                    Date
---------                     ---------------                    ----


By /s/ Harvey Beker           President, Co-Chief                March 26, 1999
   ---------------------      Executive Officer and Director
       Harvey Beker           (Principal Financial and
       President               Accounting Officer)

By /s/ George E. Crapple      Co-Chief                           March 26, 1999
   ---------------------      Executive Officer and Director
       George E. Crapple      (Principal Executive Officer)

     (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation                                  March 26, 1999
General Partner of Registrant

By /s/ Harvey Beker
   -------------------------------
       Harvey Beker
       President