Form 10-Q
period 1999-03-31
MILLBURN CURRENCY FUND II LP
filed 1999-05-10
CIK 873781

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 1999
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $1,261,828

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Financial Condition (UNAUDITED)

                                               31-Mar-99           31-Dec-98
Assets:                                       ------------        ------------
Investment in Millburn Currency Fund -
 at value                                      $1,899,606           1,867,851
Money market mutual funds                           3,585               3,749
Prepaid administrative fees                         1,550                 419
                                              ------------        ------------
Total Assets                                  $ 1,904,741         $ 1,872,018
                                              ============        ============

Liabilities & Partners' Capital:
   Net unrealized depreciation on open
    contracts                                          -                  529
   Redemptions payable to limited
    partners, net                                 158,233              48,378
   Accrued brokerage commissions                    9,530               9,490
                                              ------------        ------------
Total Liabilities                                 167,763              58,397

Partners' Capital:
   General Partner                                475,150             447,892
   Limited Partners (11,037 Limited
    Partnership Units outstanding
    - at March 31, 1999)                        1,261,828           1,365,729
                                              ------------        ------------
Total Partners' Capital                         1,736,978           1,813,621

                                              ------------        ------------
Total Liabilities and Partners' Capital       $ 1,904,741         $ 1,872,018
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the three months ended March 31, 1999 and 1998 (UNAUDITED)

                                                    1999             1998
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed
    Currency Contracts                               55,754          (43,265)
   Change in Unrealized Gain(Loss) on
    Open Currency Contracts                          36,561           69,250
   Interest Income                                   21,921           28,988
                                                ------------     ------------
                                                $   114,236      $    54,973

Expenses:
   Brokerage Commissions                             28,077           33,993
   Administrative                                     4,569            5,288
                                                ------------     ------------
                                                $    32,646      $    39,281

                                                ============     ============
Net Income(Loss)                                $    81,590      $    15,692

Net Income(Loss) allocated to General Partner   $    27,258      $    10,658
Net Income(Loss) allocated to Limited Partners  $    54,332      $     5,034

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $      4.38      $      0.35

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Partners' Capital
For the three months ended March 31, 1999 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Equity at
 December 31, 1998 (12,421 Units)     1,365,729        447,892      1,813,621
Redemption of 1384 Units               (158,233)            -        (158,233)
Net Gain(Loss) in Partnership
 Equity                                  54,332         27,258         81,590
                                    ------------   ------------   ------------
Partnership Equity at
 March 31, 1999 (11,037 Units)        1,261,828        475,150      1,736,978
                                    ============   ============   ============
Redemption Value per Unit
 at March 31, 1999                      114.33
                                    ============


Statements of Cash Flows
For the three months ended March 31, 1999 and 1998 (UNAUDITED)

                                                  1999            1998
                                              ------------    ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                                81,590          15,692
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts       (32,284)       (132,178)
      (Decrease) Increase in Accrued Expenses      (1,092)         (8,554)
                                              ------------    ------------
Net Cash Flows from Operating Activities           48,214        (125,040)

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents            (48,378)        (58,531)
                                              ------------    ------------
Net Change in Cash                                   (164)       (183,571)

Cash - Beginning of Year                             3,749        479,059
                                              ------------   ------------
Cash - End of Period                                 3,585        295,488
                                              ============   ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P. NOTES TO FORM 10-Q

These interim consolidated financial statements do not include all the disclosures contained in the annual financial statements. These interim statements have been prepared by management without audit by Independent Public Accountants. The consolidated statements of financial condition has been derived from the audited financial statements as of December 31, 1998. The consolidated results of operation as displayed, should not be considered indicative of results to be expected for the entire year.

Management discussion and analysis of the consolidated financial statements for the three months ended March 31, 1999.

                          31-Mar-99      31-Dec-98
                        -------------  -------------
        Ending Equity   $  1,736,978   $  1,813,621


The net assets decreased 4.23% in the first quarter of 1999. This resulted from redemptions from the fund and net profit/loss on trading.

The fund was profitable during January-March 1999. Long US dollar positions vis-a-vis the Euro, Swiss franc and Danish krone were extremely profitable. Continued strong economic growth in the United States compared to sluggish performance in Europe, high interest rates on dollar investments while short-term European rates were declining, and concern about the impact of the NATO action in Kosovo on fiscal policy and economic growth throughout Europe, all combined to depress the European currencies against the dollar. The dollar/yen exchange rate traded erratically in a 110-122 range during the quarter, producing significant losses on both long and short positions. Trading of the weak Euro versus the Japanese yen and Norwegian krone, boosted by rising o8il prices, was profitable, while trading of the yen versus the Swiss franc and Canadian dollar was slightly unprofitable. In the exotic sector, a loss on a long Brazilian real position was registered in January as the short-lived economic crisis ensued in Brazil.

The Year 2000 Computer Issue

Many existing computer systems use only two digits to refer to a year. This technique can cause the systems to treat the year 2000 as 1900, an effect commonly known as the "Year 2000 Problem." The Trust, like other financial and business organizations, depends on the smooth functioning of computer systems and could be adversely affected if the computer systems on which it relies do not properly process and calculate date-related information concerning dates on or after January 1, 2000.

The Managing Owner administers the business of the Trust through various systems and processes maintained by the Managing Owner. The Managing Owner's modifications for Year 2000 compliance are proceeding and are expected to be completed, with respect to mission-critical and all other systems, by July 1999. The expenses incurred to date by the Managing Owner in preparing for Year 2000 compliance have not had a material adverse impact on the Managing Owner's financial position, and the expenses to be incurred in becoming fully Year 2000 compliant are not expected to have a material adverse impact on the Managing Owner's financial position. The Trust itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

In addition to the Managing Owner, the Trust is dependent on the capability of the various exchanges, Clearing Brokers and other third parties with which the Trust has material relationships to prepare adequately for the
Year 2000 Problem and its impact on their systems and processes.   The
major U.S. futures exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association
Y2K Tests are to test links with outside entities. The Clearing Brokers are addressing their Year 2000 issues and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Managing Owner has implemented procedures to monitor the progress of the Clearing Brokers, and other third parties with which the Trust has a material relationship in addressing their Year 2000 issues.

The most likely and most significant risk to the Trust associated with the lack of Year 2000 readiness is the failure of third parties, including the Clearing Brokers, exchanges, foreign exchange counterparties and various regulators to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Trust, in which case sales could be suspended and/or redemption payments delayed until the Trust's assets could be valued and/or funds could be transferred. If the Managing Owner believes, prior to December 31, 1999, that any third party has failed to resolve a Year 2000 issue likely to have a material adverse impact on the Trust, the Managing Owner will attempt to close any Trust positions carried by such third party or exposed to such third party's failure to resolve its Year 2000 issue and to cease trading with or through such third party until such issue is resolved.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 4th day of May, 1999.

   THE MILLBURN CURRENCY FUND II, L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                       May 4, 1999
          Tod A. Tanis
          Vice-President