Form 10-Q
period 1999-06-30
MILLBURN CURRENCY FUND II LP
filed 1999-08-02
CIK 873781

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 1999
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $ 1,160,674

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Jun-99           31-Dec-98
Assets:                                       ------------        ------------
Investment in Millburn Currency Fund -
 at value                                     $ 1,740,089         $ 1,867,851
Money market mutual funds                          16,177               3,749
Prepaid administration fees                        13,741                 418
                                              ------------        ------------
Total Assets                                  $ 1,770,007         $ 1,872,018
                                              ============        ============


Liabilities & Partners' Capital:
   Net unrealized depreciation on
    open contracts                                     -                  529
   Redemptions payable to limited
    partners, net                                 115,101              48,378
   Accrued brokerage commissions                    8,486               9,490
                                              ------------        ------------
Total Liabilities                                 123,587              58,397

Partners' Capital:
   General Partner                                485,746             447,892
   Limited Partners (10,132 Limited
    Partnership Units outstanding
    - at June 30, 1999)                         1,160,674           1,365,729
                                              ------------        ------------
Total Partners' Capital                         1,646,420           1,813,621

                                              ------------        ------------
Total Liabilities and Partners' Capital       $ 1,770,007         $ 1,872,018
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the three months ended June 30, 1999 and 1998 (UNAUDITED)

                                                    1999             1998
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed
    Currency Contracts                          $    18,547      $   (23,530)
   Change in Unrealized Gain(Loss) on
    Open Currency Contracts                           5,392          (60,561)
   Interest Income                                   19,138           26,694
                                                ------------     ------------
                                                $    43,077      $   (57,397)

Expenses:
   Brokerage Commissions                             25,612           32,529
   Administrative                                     4,355            5,162
                                                ------------     ------------
                                                $    29,967           37,691
                                                ============     ============
Net Income(Loss)                                $    13,110      $   (95,088)

Net Income(Loss) allocated to General Partner   $    10,596      $   (13,579)
Net Income(Loss) allocated to Limited Partners  $     2,514          (81,509)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $       .22      $     (5.90)

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the six months ended June 30, 1999 and 1998 (UNAUDITED)

                                                    1999             1998
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed
    Currency Contracts                          $    74,301      $   (66,795)
   Change in Unrealized Gain(Loss) on
    Open Currency Contracts                          41,953            8,689
   Interest Income                                   41,059           55,682
                                                ------------     ------------
                                                $   157,313      $    (2,424)

Expenses:
   Brokerage Commissions                             53,689           66,522
   Administrative                                     8,924           10,450
                                                ------------     ------------
                                                $    62,613           76,972

                                                ============     ============
Net Income(Loss)                                $    94,700      $   (79,396)

Net Income(Loss) allocated to General Partner   $    37,854      $    (2,921)
Net Income(Loss) allocated to Limited Partners  $    56,846      $   (76,475)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $      4.60      $     (5.55)

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Partners' Capital
For the three months ended June 30, 1999 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Equity at
 December 31, 1998 (12,421 Units)     1,365,729        447,892      1,813,621
Redemption of 2289 Units               (261,901)            -        (261,901)
Net Gain(Loss) in Partnership
 Equity                                  56,846         37,854         94,700
                                    ------------   ------------   ------------
Partnership Equity at
 June 30, 1999 (10,132 Units)          1,160,674       485,746      1,646,420
                                    ============   ============   ============
Redemption Value per Unit
 at June 30, 1999                      114.55
                                    ============


Statements of Cash Flows
For the three months ended June 30, 1999 and 1998 (UNAUDITED)

                                                  1999           1998
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                                94,700        (79,396)
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts       127,095         (2,012)
      (Decrease) Increase in Accrued Expenses      (2,756)       (28,636)
                                              ------------   ------------
Net Cash Flows from Operating Activities          219,039       (110,044)

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents            206,611        (96,930)
                                              ------------   ------------
Net Change in Cash                                 12,428       (206,974)

Cash - Beginning of Year                            3,749        479,059
                                              ------------   ------------
Cash - End of Period                               16,177        272,085
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

Management discussion and analysis of the consolidated financial statements for the six months ended June 30, 1999.

                          30-Jun-99      31-Dec-98
                        -------------  -------------
        Ending Equity   $  1,646,420   $  1,813,621


The net assets decreased 2,41% in the first half of 1999. This was a result of redemptions from the fund and net losses on trading.

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

The Fund registered a moderate gain during the second quarter. Profits from trading the dollar against the European currencies, and from exotic currency basket trading outweighed losses from trading the Japanese yen against the dollar, and from cross rate trading of major currencies. A long dollar position versus the persistently weak euro was profitable, as was a long dollar position vis-`-vis the Swiss franc. Long positions in exotic currencies were also profitable during the quarter. On the other hand, trading of dollar/yen was unprofitable as Japan's currency continued to whipsaw in the broad 115-125 (Yen) range. These erratic yen fluctuations also resulted in losses versus the euro and Swiss franc.

The Year 2000 Computer Issue

Many existing computer systems use only two digits to refer to a year. This technique can cause the systems to treat the year 2000 as 1900, an effect commonly known as the "Year 2000 Problem." The Fund, like other financial and business organizations, depends on the smooth functioning of computer systems and could be adversely affected if the computer systems on which it relies do not properly process and calculate date-related information concerning dates on or after January 1, 2000.

The Managing Owner administers the business of the Fund through various systems and processes maintained by the Managing Owner. The Managing Owner's modifications for Year 2000 compliance are proceeding and are expected to be completed, with respect to mission-critical and all other systems, by the 3rd quarter of 1999. The expenses incurred to date by the Managing Owner in preparing for Year 2000 compliance have not had a material adverse impact on the Managing Owner's financial position, and the expenses to be incurred in becoming fully Year 2000 compliant are not expected to have a material adverse impact on the Managing Owner's financial position. The Fund itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

In addition to the Managing Owner, the Fund is dependent on the capability of the various exchanges, Clearing Brokers and other third parties with which the Fund has material relationships to prepare adequately for the
Year 2000 Problem and its impact on their systems and processes.   The
major U.S. futures exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association
Y2K Tests are to test links with outside entities. The Clearing Brokers are addressing their Year 2000 issues and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Managing Owner has implemented procedures to monitor the progress of the Clearing Brokers, and other third parties with which the Fund has a material relationship in addressing their Year 2000 issues.

The most likely and most significant risk to the Fund associated with the lack of Year 2000 readiness is the failure of third parties, including the Clearing Brokers, exchanges, foreign exchange counterparties and various regulators to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Fund, in which case sales could be suspended and/or redemption payments delayed until the Fund's assets could be valued and/or funds could be transferred. If the Managing Owner believes, prior to December 31, 1999, that any third party has failed to resolve a Year 2000 issue likely to have a material adverse impact on the Fund, the Managing Owner will attempt to close any Fund positions carried by such third party or exposed to such third party's failure to resolve its Year 2000 issue and to cease trading with or through such third party until such issue is resolved.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the second day of August, 1999.

   THE MILLBURN CURRENCY FUND II, L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                       August 2, 1999
          Tod A. Tanis
          Vice-President