Form 10-Q
period 1999-09-30
MILLBURN CURRENCY FUND II LP
filed 1999-11-12
CIK 873781

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 1999
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $1,066,829.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Sep-99           31-Dec-98
Assets:                                       ------------        ------------
Investment in Millburn Currency Fund -
 at value                                      $1,605,916           1,867,851
Money market mutual funds                           4,997               3,749
Prepaid administrative fees                         6,393                 419
                                              ------------        ------------
Total Assets                                  $ 1,617,306         $ 1,872,018
                                              ============        ============

Liabilities & Partners' Capital:
   Net unrealized depreciation on open
    contracts                                          -                  529
   Redemptions payable to limited
    partners, net                                  61,237              48,378
   Accrued brokerage commissions                    7,571               9,490
                                              ----------=-        ------------
Total Liabilities                                  68,808              58,397

Partners' Capital:
   General Partner                                481,669             447,892
   Limited Partners (9,582 Limited
    Partnership Units outstanding
    - at September 30, 1999)                    1,066,829           1,365,729
                                              ------------        ------------
Total Partners' Capital                         1,548,498           1,813,621

                                              ------------        ------------
Total Liabilities and Partners' Capital       $ 1,617,306         $ 1,872,018
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the three months ended September 30, 1999 and 1998 (UNAUDITED)

                                                    1999             1998
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed
    Currency Contracts                             (49,884)         (241,043)
   Change in Unrealized Gain(Loss) on
    Open Currency Contracts                          19,183          205,720
   Interest Income                                   20,756           34,932
                                                ------------     ------------
                                                $    (9,945)      $     (391)

Expenses:
   Brokerage Commissions                             22,711           29,324
   Administrative                                     4,029            4,838
                                                ------------     ------------
                                                $    26,740      $    34,162

                                                ============     ============
Net Income(Loss)                                $   (36,685)     $   (34.553)

Net Income(Loss) allocated to General Partner   $    (4,077)     $      (960)
Net Income(Loss) allocated to Limited Partners  $   (32,608)     $   (33,593)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     (3.21)     $    (2.55)

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the nine months ended September 30, 1999 and 1998 (UNAUDITED)

                                                    1999             1998
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed
    Currency Contracts                               24,417         (307,838)
   Change in Unrealized Gain(Loss) on
    Open Currency Contracts                          61,136          214,409
   Interest Income                                   61,815           90,614
                                                ------------     ------------
                                                $   147,368      $    (2,815)

Expenses:
   Brokerage Commissions                             76,400           95,846
   Administrative                                    12,953           15,288
                                                ------------     ------------
                                                $    89,353      $   111,134

                                                ============     ============
Net Income(Loss)                                $    58,015      $  (113,949)

Net Income(Loss) allocated to General Partner   $    33,777      $    (3,881)
Net Income(Loss) allocated to Limited Partners  $    24,238      $  (110,068)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $      1.39     $      (8.10)

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Partners' Capital
For the nine months ended September 30, 1999 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Equity at
 December 31, 1998 (12,421 Units)     1,365,729        447,892      1,813,621
Redemption of 2,839 Units              (323,138)            -       (323,138)
Net Gain(Loss) in Partnership
 Equity                                  24,238         33,777        58,015
                                    ------------   ------------   ------------
Partnership Equity at
 September 30, 1999 (9,582 Units)     1,066,829        481,669      1,548,498
                                    ============   ============   ============
Redemption Value per Unit
 at September 30, 1999                   111.34
                                    ============


Statements of Cash Flows
For the nine months ended September 30, 1999 and 1998 (UNAUDITED)

                                                  1999            1998
                                              ------------    ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                                58,015       (113,949)
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts       261,268        (74,751)
      (Decrease) Increase in Accrued Expenses      (7,756)       (13,715)
                                              ------------    ------------
Net Cash Flows from Operating Activities          311,527       (202,415)

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents           (310,279)      (173,398)
                                              ------------    ------------
Net Change in Cash                                  1,248       (375,813)

Cash - Beginning of Year                            3,749        479,059
                                              ------------   ------------
Cash - End of Period                                4,997        103,246
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

Management discussion and analysis of the consolidated financial statements for the nine months ended September 30, 1999.

                          30-Sep-99      31-Dec-98
                        -------------  -------------
        Ending Equity   $  1,548,498   $  1,813,621


The net assets decreased 14.62% in the first three quarters of 1999.
This resulted from redemptions from the fund and net profit/loss on trading.

The Fund NAV fell almost 3% in the quarter as losses on trading the US dollar versus the euro, Swiss franc, Danish kroner and Norwegian krone overwhelmed profits produced from trading the $/yen, non-dollar cross rates, and the exotic currencies.

Uncertainties surrounding the directions of US and European monetary policy, economic growth, and inflation unsettled financial markets during the quarter. Hence, exchange rates between the US and a number of European currencies were volatile without sustained trend. Consequently, losses were registered on both long and short dollar positions versus these currencies. On the other hand, long yen positions against various currencies were highly profitable. In addition, short positions in Thai baht, Korean won, and Singapore dollar relative to the US dollar were profitable, as were several other exotic currency basket trades.

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

The General Partner administers the business of the Fund through various systems and processes maintained by the General Partner. The General Partner's modifications for Year 2000 compliance are substantially complete. The expenses incurred to date by the General Partner in preparing for Year 2000 compliance have not had a material adverse impact on the General Partner's financial position, and any additional expenses that may be incurred in connection with Year 2000 related matters are not expected to have a material adverse impact on the General Partner's financial position. The Fund itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

In addition to the General Partner, the Fund is dependent on the capability of the various exchanges, Clearing Brokers and other third parties with which the Fund has material relationships to prepare adequately for the
Year 2000 Problem and its impact on their systems and processes.   The
major U.S. futures exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and have participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association
Y2K Tests are to test links with outside entities. The Clearing Brokers are addressing their Year 2000 issues and have participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partner believes that those tests have been successful. The General Partner has implemented procedures to monitor the progress of the Clearing Brokers, and other third parties with which the Fund has a material relationship in addressing their Year 2000 issues.

The most likely and most significant risk to the Fund associated with the lack of Year 2000 readiness is the failure of third parties, including the Clearing Brokers, exchanges, foreign exchange counterparties and various regulators to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Fund, in which case sales could be suspended and/or redemption payments delayed until the Fund's assets could be valued and/or funds could be transferred. If the General Partner believes, prior to December 31, 1999, that any third party has failed to resolve a Year 2000 issue likely to have a material adverse impact on the Fund, the General Partner will attempt to close any Fund positions carried by such third party or exposed to such third party's failure to resolve its Year 2000 issue and to cease trading with or through such third party until such issue is resolved.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 11th day of November, 1999.

   THE MILLBURN CURRENCY FUND II, L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                       November 11, 1999
          Tod A. Tanis
          Vice-President