Form 10-K405
period 1999-12-31
MILLBURN CURRENCY FUND II LP
filed 2000-03-30
CIK 873781

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 1999

              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-19436

                       THE MILLBURN CURRENCY FUND II, L.P.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          22-3117668
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

Securities registered pursuant to Section 12(g) of the Act: LIMITED PARTNERSHIP
                                                            UNITS
                                                            (Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                  No
                     -------                  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 23, 2000: $931,000.

                       Documents Incorporated by Reference

                                      None.

                                TABLE OF CONTENTS

                                     PART I


Item 1.           Business......................................................................       1

Item 2.           Properties....................................................................       3

Item 3.           Legal Proceedings.............................................................       3

Item 4.           Submission of Matters to a Vote of Security Holders...........................       3


                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related

                  Stockholder Matters...........................................................       3

Item 6.           Selected Financial Data.......................................................       3

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................................       5

Item 7A.          Quantative and Qualitative Disclosures About Market Risk......................       7

Item 8.           Financial Statements and Supplementary Data...................................       7

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...........................................       7


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant............................       7

Item 11.          Executive Compensation........................................................       9

Item 12.          Security Ownership of Certain Beneficial Owners and

                  Management....................................................................       9

Item 13.          Certain Relationships and Related Transactions................................       9

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports

                  on Form 8-K...................................................................       9


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

         Millburn Ridgefield Corporation (the "General Partner"), a Delaware corporation, is the general partner of the Partnership and the Trading Company and performs various administrative services for the Partnership. The General Partner acts as the commodity trading advisor for the Trading Company. The General Partner invested a total of $202,000 in the Partnership and the Trading Company at the outset of trading. After reflecting net income of $28,411 for fiscal year 1999, this investment totaled $476,303 as of December 31, 1999.

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

         (c)   NARRATIVE DESCRIPTION OF BUSINESS

         The Partnership engages in the speculative trading of currency futures, forward contracts and related options through its limited partnership interest in the Trading Company and the Trading Company's investment in MCF. The Trading Company's sole trading advisor is the General Partner. The General Partner trades the Trading Company's assets almost exclusively in currency forward contracts, primarily in the interbank market. Pursuant to the Limited Partnership Agreement, prior to November 15, 1996, the General Partner received a flat-rate monthly brokerage fee equal to 0.833% of the Allocated Assets (a 10% annual rate). As of November 15, 1996 the brokerage fee was reduced to 0.666% of the Partnership's month-end Allocated Assets (an 8% annual rate). The General Partner also receives a profit share equal to 15% of any new trading profit as defined, determined as of the end of each calendar quarter. The quarterly profit share is calculated after deducting interest income and brokerage fees. The Trading Company enters into trades based on the level of Allocated Assets. The level of Allocated Assets as of December 31, 1999 approximates the net assets of the Partnership.

         At the commencement of the Partnership's operations, the General Partner invested that portion of the Partnership's assets not invested in the Trading Company in STRIPS in order to assure limited partners the return of 75% of their initial capital contributions to the Partnership at the end of approximately 5 years from the commencement of operations (the "Initial Time Horizon"). At the end of the Initial Time Horizon, November 15, 1996, when the STRIPS matured the General Partner gave limited partners the opportunity to redeem their Units at net asset value. The Partnership continues to trade in currency futures, forward contracts and related options. From time to time the General Partner may cause the Trading Company to distribute a portion of its trading profit to the Partnership as a means to protect such profits from subsequent trading losses. As of December 31, 1999 the Trading Company had made no such distributions.

         The Trading Company's assets are invested in Millburn Currency Fund L.P. which in turn deposits its assets with banks and currency forward dealers with which it trades and in futures brokerage accounts. A substantial majority of such assets are held in United States Treasury bills. As a result the Partnership earns a yield on approximately 90% of its available assets.

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

         (b)   HOLDERS.   As of December 31, 1999, there were 124 holders of
Units.

         (c) DIVIDENDS. No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

         (d) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES. Not applicable.

Item 6.   SELECTED FINANCIAL DATA

         The following is a summary of operations and total assets of the Partnership and the Trading Company on a consolidated basis for fiscal years, 1999, 1998, 1997, 1996 and 1995.


                                                     For the Year    For the Year    For the Year     For the Year     For the Year
                                                   Ended 12/31/99   Ended 12/31/98  Ended 12/31/97   Ended 12/31/96   Ended 12/31/95
                                                   --------------   --------------  --------------   --------------   --------------
Revenue:
  Net realized and unrealized trading gain
    (loss), net of brokerage commissions of
    $96,968, $125,801, $162,296, $498,741,
    $678,093 and $772,866 in 1999, 1998, 1997,
    1996, and 1995 respectively                        $27,068       $ (221,020)       $350,548         $112,269         $241,232
  Unrealized appreciation (depreciation) on
    STRIPS                                                 ---              ---             ---         (134,525)         126,813
  Accrued interest on STRIPS                               ---              ---             ---          246,964          479,358
  Net realized gains on STRIPS transactions                ---              ---             ---           20,090           15,885
  Other interest income                                  1,115           66,427         130,936          119,825           30,845
                                                         =====           ======         =======          =======           ======
         Total income (loss)                            28,183         (154,593)        481,484          364,623          894,113
                                                        ======        =========         =======          =======          =======
Expenses:
  Administrative expenses                               39,581           31,502          24,572           53,676           66,242
                                                        ======           ======          ======           ======           ======
         Total expenses                                  8,378           16,002          24,572           53,676           66,242
                                                         =====           ======          ======           ======           ======
  Net income (loss)                                    $19,805       $ (170,595)       $456,912         $310,947         $827,891
                                                       =======       ==========        ========         ========         ========
Total assets                                        $1,530,632       $1,871,489      $2,263,838       $2,524,307       $6,516,573
                                                    ==========       ==========      ==========       ==========       ==========
Total limited partners' capital                       $990,174       $1,365,729      $1,722,984       $1,886,615       $5,759,049
                                                      ========       ==========      ==========       ==========       ==========
Net asset value per Unit                               $107,91          $109.95         $121.94          $102.77           $95.30
                                                       =======          =======         =======          =======           ======
Redemption value per Unit*                             $107.91          $109.95         $121.94          $102.77           $93.74
                                                       =======          =======         =======          =======           ======
Increase (decrease) in net asset value per Unit        $ (2.04)         $(11.99)         $19.17            $7.47            $9.82
                                                       =======         ========          ======            =====            =====
Increase (decrease) in redemption value per Unit       $ (2.04)         $(11.99)         $19.17            $7.47            $8.35
                                                       =======         ========          ======            =====            =====

-----------------
* The Partnership's STRIPS were valued at the lower of cost plus accrued interest or market value for the purpose of calculating redemption value. The redemption value of a Unit was lower than its net asset value in prior years because the market value of the STRIPS was higher than cost plus accrued interest as of December 31, 1995 due to fluctuations in market interest rates.

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

         RESULTS OF OPERATIONS

         Operating results show a profit for fiscal year ended December 31, 1999 (although, due to brokerage fees paid by the Partnership, excluding the General Partner's interest therein, the Net Asset Value of the Limited Partner Units declined in 1999), a loss for the fiscal year ended December 31, 1998 and a profit for the fiscal year ended December 31, 1997.

         Total Partnership capital as of December 31, 1999, 1998, and 1997, equaled $1,466,477, $1,813,621, and $2,181,385, respectively. The net asset value per Unit as of December 31, 1999 was $107.91, a decrease in value for 1999 of 1.8%, as of December 31, 1998 was $109.95, a decrease in value for 1998 of 9.8%, and as of December 31, 1997 was $121.94, an increase in value for 1997 of 18.7%. The increase (decrease) in value is calculated based on net asset value per Unit as of the previous December 31.

         The Partnership realized a gain of $124,036 on its investment in MCF. This gain was offset by brokerage fees of $96,968 resulting in a net trading/investment gain of $27,068. The Partnership earned or accrued interest of $1,115 in 1999. Due to the fact that the Partnership pays a brokerage fee to the General Partner which the General Partner does not itself pay in respect of its investment in the Partnership, the Net Asset Value of the Limited Partner Units declined in 1999. Approximately 43% of the Partnership's loss in 1998 was due to the Trading Company's currency trading and investment in MCF as gross direct trading losses of $141,994 plus a gain of $46,775 from the investment in MCF less brokerage fees of $125,801 resulted in a net trading loss of $221,020. The Partnership earned or accrued interest of $66,427 during fiscal year 1998. A substantial majority of the Partnership's Profits in fiscal year 1997 was due to the Trading Company's currency trading as gross trading gains of $512,844 exceeded brokerage fees of $162,296 for a net trading gain of $350,548. The Partnership also accrued or earned interest of $130,936 during fiscal year 1997.

         During fiscal year 1999, in respect of Limited Partners, the Partnership was moderately unprofitable. Solid profits were registered from short Euro positions against the dollar, the yen, and a variety of Eastern European currencies. Long yen positions versus the Swiss franc and Canadian dollar were also profitable. On the other hand, losses from trading the dollar against the yen, Swiss franc, and Norwegian kroner, and from trading the Euro against the Swiss franc offset the bulk of these gains. Finally, trading of Latin American, African and non-Japanese Far Eastern currencies produced losses in 1999.

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

         Inflation is not a significant factor in the Partnership's profitability.

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

         The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 1999 are as follows:

         Harvey Beker, age 46. Mr. Beker is President, Co-Chief Executive Officer and Co-Chairman of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

         George E. Crapple, age 55. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of Millburn Ridgefield, and The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, MAGNA CUM LAUDE, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a Director and member of the Executive Committee, and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, Chairman of the Managed Funds Association, a member of the Financial Products Advisory Committee of the CFTC and a former member of the Board of Directors and Nominating Committee of the Futures Industry Association.

         Gregg R. Buckbinder, age 41. Mr. Buckbinder is Senior Vice President and Chief Operating Officer of Millburn Ridgefield and The Millburn Corporation. He graduated CUM LAUDE from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He joined Millburn in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm's merchant banking and managed account businesses. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

         Mark B. Fitzsimmons, age 52. Mr. Fitzsimmons is a Senior Vice-President of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated SUMMA CUM LAUDE from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined Millburn Ridgefield in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

         Barry Goodman, age 42. Mr. Goodman is an Executive Vice-President, Director of Trading and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated MAGNA CUM LAUDE from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined Millburn Ridgefield in 1982 as Assistant Director of Trading.

         Dennis B. Newton, age 48. Mr. Newton is a Senior Vice-President of Millburn Ridgefield. His primary responsibilities are in administration and marketing. Prior to joining Millburn Ridgefield in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

         Grant N. Smith, age 48. Mr. Smith is an Executive Vice-President and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined Millburn Ridgefield in 1975.

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

         (b)   SECURITY OWNERSHIP OF MANAGEMENT

         Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner which has discretionary authority over the Trading Company's currency trading. The General Partner's general partnership interest was valued at $476,303 as of December 31, 1999, 32.5% of the Partnership's total equity, the equivalent of 4,413.891 Units.

         Harvey Beker, the Co-Chief Executive Officer of the General Partner, owns a single Unit in the Partnership. The value of his interest as of December 31, 1999 is $107.91.

         (c)   CHANGES IN CONTROL

         None.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Item 11. EXECUTIVE COMPENSATION" and "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Trading Company allocated to the General Partner $96,968, $125,801 and $162,296 in brokerage commissions and $0, $0 and $0 in profit share for fiscal years 1999, 1998 and 1997 respectively. The General Partner's general partnership interest showed an allocation of, gain
(loss) of $28,411 $(10,509) and $101,863 in fiscal years 1999, 1998 and 1997, respectively.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

         REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

         The following financial statements are included herewith as exhibit 13.01.


                                                                                        PAGE
                  Affirmation of Millburn Ridgefield Corporation....................      F-1
                  Report of Independent Accountants.................................      F-2
                  Statements of Financial Condition as of
                     December 31, 1999 and 1998.....................................      F-3
                  Statements of Operations for the years ended December 31,
                     1999, 1998 and 1997............................................      F-4
                  Statements of Changes in Partners' Capital for the years
                      ended December 31, 1999, 1998 and 1997........................      F-5
                  Notes to Financial Statements.....................................      F-6


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

                  13.01    1999 Report of Independent Accountants
                  27.01    Financial Data Schedule

         (b)   REPORTS ON FORM 8-K

         No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich and State of Connecticut on the 28th day of March, 2000.

                                           THE MILLBURN CURRENCY FUND II, L.P.

                                           By:  Millburn Ridgefield Corporation,
                                                    General Partner

                                           By /s/ Harvey Beker
                                             -----------------------------------
                                              Harvey Beker
                                              President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.


                                                Title with
SIGNATURE                                       General Partner                           Date
---------                                       ---------------                           ----
/s/ Harvey Beker                                President, Co-Chief                       March  28, 2000
-----------------                               Executive Officer and Director
Harvey Beker                                    (Principal Financial and Accounting
                                                 Officer)

/s/ George E. Crapple                           Co-Chief                                  March 28, 2000
------------------------------------------      Executive Officer and Director
George E. Crapple                               (Principal Executive Officer)


    (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)


Millburn Ridgefield Corporation                                                           March 28, 2000
General Partner of  Registrant

By /s/ Harvey Beker
  -----------------
    Harvey Beker
    President
