Form 10-Q
period 2000-03-31
MILLBURN CURRENCY FUND II LP
filed 2000-05-16
CIK 873781

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 2000
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $925,964.00.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Financial Condition (UNAUDITED)

                                               31-Mar-00           31-Dec-99
Assets:                                       ------------        ------------
Investment in Millburn Currency Fund -
 at value                                      $1,403,669           1,503,650
Money market mutual funds                          13,848              15,982
Prepaid administrative fees                         3,167              11,000
                                              ------------        ------------
Total Assets                                  $ 1,420,684         $ 1,530,632
                                              ============        ============

Liabilities & Partners' Capital:
   Net unrealized depreciation on open
    contracts                                          -                   -
   Redemptions payable to limited
    partners, net                                  22,746              43,811
   Accrued brokerage commissions                    6,366              20,344
                                              ------------        ------------
Total Liabilities                                  29,112              64,155

Partners' Capital:
   General Partner                                465,608             476,303
   Limited Partners' interest (8,956 and
    9,176 Partnership Units outstanding
    at March 31, 2000 and December 31,
    1999)                                         925,964             990,174
                                              ------------        ------------
Total Partners' Capital                         1,391,572           1,466,477

                                              ------------        ------------
Total Liabilities and Partners' Capital       $ 1,420,684         $ 1,530,632
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Operations
For the three months ended March 31, 2000 and 1999 (UNAUDITED)

                                                    2000             1999
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed
    Currency Contracts                              (31,170)          55,754
   Change in Unrealized Gain(Loss) on
    Open Currency Contracts                               0           36,561
   Interest Income                                      329           21,921
                                                ------------     ------------
                                                $   (30,841)      $  114,236

Expenses:
   Brokerage Commissions                             19,439           28,077
   Administrative                                     1,879            4,569
                                                ------------     ------------
                                                $    21,318      $    32,646

                                                ============     ============
Net Income(Loss)                                $   (52,159)     $    81,590

Net Income(Loss) allocated to General Partner   $   (10,695)      $   27,258
Net Income(Loss) allocated to Limited Partners  $   (41,464)      $   54,332

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     (4.52)      $     4.38

              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P.

Statements of Partners' Capital
For the three months ended March 31, 2000 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Equity at
 December 31, 1999 (9,176 Units)        990,174        476,303      1,466,477
Redemption of 220 Units                 (22,746)            -         (22,746)
Net Gain(Loss) in Partnership
 Equity                                 (41,464)       (10,695)       (52,159)
                                    ------------   ------------   ------------
Partnership Equity at
 March 31, 2000 (8,956 Units)           925,964        465,608      1,391,572
                                    ============   ============   ============
Redemption Value per Unit
 at March 31, 2000                       103.39
                                    ============

Net Asset Value per Unit
Changes in net asset value per Unit during the quarters ended March 31, 2000, 1999 and 1998 were as follows:

                                          2000          1999          1998
                                      ------------  ------------  ------------
Net realized and unrealized gains
 (losses)on trading of futures,
 forwards and option contracts        $     (0.92)   $    (4.45)  $     (3.38)
Income from Millburn Currency
 Fund, L.P.                                 (3.44)         9.00          2.03
Interest Income                              0.04          0.02          2.07
Administrative expense                      (0.21)        (0.18)        (0.37)
                                      ------------  ------------  ------------
    Net income (loss) per unit              (4.52)         4.38          0.35

Net asset value per Unit,
 beginning of period                       107.91        109.95        121.94
                                      ------------  ------------  ------------
Net asset value per Unit,
 end of Period                        $    103.39    $   114.33    $   122.29
                                      ============  ============  ============




              See accompanying notes to financial statements.

THE MILLBURN CURRENCY FUND II, L.P. NOTES TO FORM 10-Q

These interim consolidated financial statements do not include all the disclosures contained in the annual financial statements. These interim statements have been prepared by management without audit by Independent Public Accountants. The consolidated statements of financial condition has been derived from the audited financial statements as of December 31, 1999. The consolidated results of operation as displayed, should not be considered indicative of results to be expected for the entire year.

Management discussion and analysis of the consolidated financial statements for the three months ended March 31, 2000.

                          31-Mar-00      31-Dec-99
                        -------------  -------------
        Ending Equity   $  1,391,572   $  1,466,477


The net assets decreased 5.11% in the first quarter of 2000. This resulted from redemptions from the fund and net profit/loss on trading. Non-directional volatility characterized dollar and cross-currency trading during the first quarter. Consequently, losses were produced trading the US dollar vis-a-vis the Canadian dollar, the euro, and the Danish krone, as well as the Korean, Mexican and Thai currencies. These losses outweighed gains from a long dollar position versus the Swiss franc and a short dollar position against the Japanese yen. Trading of the yen against the European currencies was unprofitable, while trading of the euro vis-a-vis other European currencies was a breakdown proposition. On the other hand, exotic currency baskets trading was quite profitable. Trading of Eastern European and Latin American exotics produced profits, while Far Eastern exotics positioning was fractionally unprofitable.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 16th day of May, 2000.

   THE MILLBURN CURRENCY FUND II, L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                       May 16, 2000
          Tod A. Tanis
          Vice-President